Form 10-Q
period 1996-03-31
ROYAL APPLIANCE MANUFACTURING CO
filed 1996-05-13
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period
     from                             to
          ---------------------------    ----------------------------

     Commission file number 0-19431
                            -------

                            ROYAL APPLIANCE MFG. CO.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                    34-1350353
- - --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

 650 ALPHA DRIVE, CLEVELAND, OHIO                                     44143
- - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (216) 449-6150
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .
                                             ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

  Common Shares, without par value                          23,999,000
- - ------------------------------------          ----------------------------------
                 (Class)                          (Outstanding at May 13, 1996)


The Exhibit index appears on sequential page 14.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page No.
                                                                                        --------
Part I FINANCIAL INFORMATION

     Item 1       Financial Statements
     ------       --------------------

                  Consolidated Balance Sheets -
                    March 31, 1996 and December 31, 1995                                 3

                  Consolidated Statements of Operations -
                    three months ended March 31, 1996 and 1995                           4

                  Consolidated Statements of Cash Flows three months ended March
                    31, 1996 and 1995                                                    5

                  Notes to Consolidated Financial Statements                             6-7

     Item 2       Management's Discussion and Analysis of Financial
     ------       -------------------------------------------------
                  Condition and Results of Operations                                    8-11
                  -----------------------------------

Part II OTHER INFORMATION

     Item 6       Exhibits and Reports on Form 8-K                                       12
     ------       --------------------------------

Signatures                                                                               13

Exhibit Index                                                                            14

                  Exhibit 11* - Computation of earnings (loss) per common share.         15
                  -----------
                  Exhibit 27* - Financial data schedule.
                  -----------

*Numbered in accordance with Item 601 of Regulation S-K.

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS
     -----------------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                   March 31,    December 31,
                                                                     1996           1995
                                                                  ----------    ------------
ASSETS                                                            (Unaudited)     (Note 2)

Current assets:
  Cash                                                             $     --     $     --
  Trade accounts receivable, net                                     31,395       43,558
  Inventories                                                        29,116       28,408
  Deferred income taxes                                               6,576        7,230
  Refundable income taxes, net                                         --          4,392
  Prepaid expenses and other                                          1,850        1,144
                                                                  ---------    ---------
          Total current assets                                       68,937       84,732
                                                                  ---------    ---------

Property, plant and equipment, at cost:

  Land                                                                3,387        3,405
  Buildings                                                          14,457       14,463
  Molds, tooling, and equipment                                      37,790       37,596
  Furniture and office equipment                                      5,436        5,352
  Assets under capital leases                                         9,058        9,058
  Leasehold improvements and other                                    2,586        2,565
                                                                  ---------    ---------
                                                                     72,714       72,439
          Less accumulated depreciation and amortization             32,442       30,760
                                                                  ---------    ---------
                                                                     40,272       41,679
                                                                  ---------    ---------

Tooling deposits                                                      4,868        4,047
Other                                                                 1,179          803
                                                                  ---------    ---------

          Total assets                                            $ 115,256    $ 131,261
                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Trade accounts payable                                          $  12,855    $  16,073
  Accrued liabilities:
      Advertising and promotion                                       4,267        7,253
      Salaries, benefits, payroll taxes                               2,775        3,056
      Warranty and customer returns                                   7,400        7,600
      Income taxes                                                      294         --
      Interest and other                                              4,032        3,963
Current portions of capital lease obligations and notes payable         765          742
                                                                  ---------    ---------
          Total current liabilities                                  32,388       38,687
                                                                  ---------    ---------

Revolving credit agreement                                           19,015       28,839
Capitalized lease obligations, less current portion                   7,075        7,174
Notes payable, less current portion                                   9,877        9,986
                                                                  ---------    ---------
       Total long-term debt                                          35,967       45,999
                                                                  ---------    ---------
            Total liabilities                                        68,355       84,686
                                                                  ---------    ---------

Commitments and contingencies (Note 3)                                 --           --

Shareholders' equity:

  Common shares, at stated value                                        210          210
  Additional paid-in capital                                         41,598       41,583
  Retained earnings                                                  18,507       18,175
  Cumulative translation adjustment                                    (434)        (413)
                                                                  ---------    ---------
                                                                     59,881       59,555

  Less treasury shares, at cost (1,201,000 shares at
     March 31, 1996, and December 31, 1995, respectively)           (12,980)     (12,980)
                                                                  ---------    ---------
          Total shareholders' equity                                 46,901       46,575
                                                                  ---------    ---------
          Total liabilities and shareholders' equity              $ 115,256    $ 131,261
                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three months ended

                                                      March 31,
                                                      ---------
                                                   1996      1995
                                                 -------   --------
                                                           (Note 2)

Net sales                                        $52,262   $ 49,016

Cost of sales                                     38,499     37,780
                                                 -------   --------

    Gross margin                                  13,763     11,236

Advertising and promotion                          6,403      6,840
Other selling                                      2,074      2,981
General and administrative                         3,044      3,277
Engineering and product development                  771        979
                                                 -------   --------

    Income (loss) from operations                  1,471     (2,841)

Interest expense, net                                855        881
Other expense (income), net                           71         (6)
                                                 -------   --------

    Income (loss) before income taxes                545     (3,716)

Income tax expense (benefit)                         213     (1,338)
                                                 -------   --------

    Net income (loss)                            $   332   $ (2,378)
                                                 =======   ========

Net income (loss) per common share               $   .01   $   (.10)
Weighted average number of common shares
    and equivalents outstanding (in thousands)    23,999     23,999




   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS
         -----------------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                               Three months
                                                                                                Ended March 31,
                                                                                            ---------------------
                                                                                              1996        1995
                                                                                            --------    --------
                                                                                            (Note 2)

Cash flows from operating activities:
   Net income (loss)                                                                        $    332    $ (2,378)
                                                                                            --------    --------
   Adjustments to reconcile net loss to
      net cash from operating activities:
         Depreciation and amortization                                                         1,788       2,232
         Compensatory effect of stock options                                                     15          15
      (Increase) decrease in assets:
         Trade accounts receivable, net                                                       12,163      13,290
         Inventories                                                                            (708)     (2,228)
         Refundable, deferred, and accrued income taxes                                        5,340      (2,113)
         Prepaid expenses and other                                                             (716)        (50)
         Other                                                                                  (468)       (102)
      Increase (decrease) in liabilities:
         Trade accounts payable                                                               (3,199)      7,091
         Accrued advertising and promotion                                                    (2,986)     (5,186)
         Accrued salaries, benefits, and payroll taxes                                          (281)       (131)
         Accrued warranty and customer returns                                                  (200)       --
         Accrued interest and other                                                               76        (306)
                                                                                            --------    --------
                  Total adjustments                                                           10,824      12,512
                                                                                            --------    --------
            Net cash from operating activities                                                11,156      10,134
                                                                                            --------    --------
Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                                    (328)     (1,015)
   Increase in tooling deposits                                                                 (821)       (868)
                                                                                            --------    --------
            Net cash from investing activities                                                (1,149)     (1,883)
                                                                                            --------    --------
Cash flows from financing activities:
   Proceeds from bank debt                                                                    56,500      18,203
   Payments on bank debt                                                                     (66,324)    (26,619)
   Payments on note payable                                                                      (97)       --
   Payments on capital lease obligations                                                         (89)        (79)
                                                                                            --------    --------
             Net cash from financing activities                                              (10,010)     (8,495)
                                                                                            --------    --------
Effect of exchange rate changes on cash                                                            3         244
                                                                                            --------    --------
Net increase in cash                                                                              --          --
                                                                                            --------    --------
Cash at beginning of period                                                                       --          --
                                                                                            --------    --------
Cash at end of period                                                                       $     --    $     --
                                                                                            ========    ========
Supplemental disclosure of cash flow information:
Cash payments (refunds) for:
   Interest                                                                                 $    956    $  1,210
                                                                                            ========    ========
   Income taxes, net of refunds                                                             $ (5,128)   $    775
                                                                                            ========    ========






   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1:  BASIS OF PRESENTATION

       The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of March 31, 1996, and December 31, 1995, and the related statements of operations and cash flows as of, and for the interim periods ended, March 31, 1996 and 1995. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

       The Company's revenue recognization policy is to recognize revenues when products are shipped.

       Net income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding and when applicable is adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds.

NOTE 2:  INVENTORIES

       Inventories are stated at the lower of cost or market. In September 1995, the Company changed its method of accounting for domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. Management believes the FIFO method will provide a better matching of current costs and current revenues due to past and future decreases in costs and changes in the mix of products as the Company introduces new products into the marketplace over time.

       The effect of the change in accounting method decreased the loss by $76 and had no affect on the earnings per common share, for the three months ended March 31, 1995.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 2:  INVENTORIES (CONTINUED)

       Inventories at March 31, 1996, and December 31, 1995, consisted of the following:

                                          March 31, December 31,
                                             1996      1995
                                           -------   -------
Finished goods                             $12,931   $15,400

Work in process and purchased parts         16,185    13,008
                                           -------   -------

  Inventories at FIFO cost                 $29,116   $28,408
                                           =======   =======


NOTE 3:  COMMITMENTS AND CONTINGENCIES

 At March 31, 1996, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $8,600, including commitments for television advertising through September 30, 1996, the end of the television fiscal year. Other contractual commitments for items in the normal course of business total approximately $1,700.

NOTE 4:  DEBT

 The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at March 31, 1996. The facility provides for revolving credit up to $60,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $32,000 as of March 31, 1996. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR. At March 31, 1996, the base lending rate was 8.75%. In addition, the Company pays a commitment fee at the annual rate of 0.375% on the unused portion of the facility.

 The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 1996. The revolving credit facility is collateralized by the Company's domestic inventory, trade accounts receivable, equipment and general intangibles.

 In June 1995, the Company obtained a variable rate mortgage note payable in the amount of $4,450, the proceeds of which were used to pay down the Company's revolving credit debt. The note is collateralized by one of the Company's assembly facilities. Monthly payments of principal and interest are payable through July 1, 2000, at which time the balance of approximately $3,510 is due. Interest is at 2.35% spread above the 30 day commercial paper rate. At March 31, 1996, the 30 day commercial paper rate was 5.3%.

 In October 1995, the Company obtained a 7.9% fixed rate mortgage note payable in the amount of $6,000, the proceeds of which were used to pay down the Company's revolving credit debt. The note is collateralized by the Company's distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due.

 The carrying amount of the Company's revolving credit facility and mortgage notes payable approximate fair market value.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
          ---------------------

RESULTS OF OPERATIONS
- - ---------------------

 Net sales increased 6.6% for the first quarter ended March 31, 1996, compared with the same period in the prior year. The increase in the first quarter was primarily a result of sales of the new cordless Dirt Devil(R) Broom Vac(TM), which was introduced during the first quarter of 1996, sales of the Dust Devil(R) Cordless Hand Vac, which was introduced in the second quarter of 1995 and increased unit sales of upright vacuum cleaners. The increase in net sales was partially offset by a decrease in the aggregate sales of the other products in the Dirt Devil(R) vacuum line and the elimination of the Company's European operations which were sold in the fourth quarter of 1995. Overall sales to the top 5 customers in the first three months of 1996 (all of which are major retailers) accounted for approximately 54.0% of net sales as compared with approximately 50.8% in the first three months of 1995. The Company believes that its dependence on sales to its largest customers will continue.

 Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

 Gross margin, as a percent of net sales, increased from 22.9% for the first quarter 1995 to 26.3% in the first quarter 1996. The gross margin percentage was positively affected in 1996 primarily by the introduction of the Dirt Devil(R) Broom Vac(TM), lower product returns and the elimination of the Company's European operations.

 Advertising and promotion expenses for the first quarter 1996 were $6,403, a decrease of 6.4% from the first quarter 1995. The decrease in advertising and promotion expenses was due primarily to the elimination of European advertising, partially offset by an increase in domestic advertising and promotion. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. The Company's advertising expenditures are not specifically related to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during new product introductions and critical retail shopping periods during the year, particularly the fourth quarter.

 Other selling expenses for the first quarter 1996 were $2,074, a decrease of 30.4% from the first quarter 1995. The largest components of other selling expenses are internal sales and marketing personnel compensation and commissions to outside manufacturers' representatives, however, no such commissions are incurred on sales made directly to certain large retail customers. The decrease in other selling expenses is primarily due to a reduction in the amount paid to manufacturers' representatives, reflecting the Company's increased utilization of its internal sales force.

 General and administrative expenses for the first quarter 1996 were $3,044 a decrease of 7.1% from the first quarter 1995 due primarily to the Company's divesture of its European operations. General and administrative expenses decreased as a percentage of net sales from 6.7% to 5.8% because of a reduction in general and administrative expenses and higher net sales in the first quarter 1996 compared to the first quarter 1995. The principal components are compensation (including benefits), insurance, travel and professional services.

 Interest expense for the first quarter 1996 was $855, a decrease of 3.0% from the first quarter 1995. The decrease in interest expense resulted primarily from lower levels of variable rate borrowings to finance working capital and capital expenditures.

- - -------------------------------------------

 Other expense (income) principally reflects the effect of foreign currency transaction gains or losses related to the Company's international assets.

 Due to the factors discussed above, the Company had income of $545 before income taxes for the first quarter 1996 compared to a loss of $3,716 before income taxes for the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

 The Company has used working capital, primarily through reductions in trade accounts receivable, to fund its operations, capital expenditures and its reduction in bank indebtedness. Working capital was $36,549 at March 31, 1996, a decrease of 20.6% over the December 31, 1995 level. Current liabilities decreased by $6,299 principally reflecting a decrease in trade payables of $3,218 and accrued advertising of $2,986. Current assets also decreased by $15,795 reflecting a reduction in trade accounts receivable by $12,163 and refundable and deferred income taxes of $5,046 which was partially offset by an increase in inventory and prepaid expenses.

 In the first three months of 1996, the Company utilized $1,149 of cash for capital purchases, including approximately $800 of tooling related to the new Dirt Devil(R) Ultra Hand Vac(TM) and Dirt Devil(R) Ultra MVP(TM).

 The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at March 31, 1996. The facility provides for revolving credit up to $60,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $32,000 as of March 31, 1996. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR. At March 31, 1996, the base lending rate was 8.75% In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility.

 The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 1996. The revolving credit facility is collateralized by the Company's domestic inventory, trade accounts receivable, certain real estate, equipment and general intangibles.

 The Company has reached an agreement to sell two facilities which were previously closed in 1995. The Company has completed one transaction in April 1996 and anticipates completing the other transaction late in the second quarter of 1996. The aggregate net proceeds are approximately $2,200 in cash and the assumption of $3,700 of capital lease liability by the buyer. The cash proceeds will be used to pay down the Company's revolving credit debt. The net gain from these transactions are anticipated to be approximately $700.

 The Company believes that its revolving credit facility along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months.

QUARTERLY OPERATING RESULTS
- - ---------------------------

       The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments and a change in the valuation method of accounting for inventory, from the LIFO method to the FIFO method) that the Company considers necessary for a fair presentation of such information for the interim periods.

                                                                      Three Months Ended*
                            -------------------------------------------------------------------------------------------------------
                                  March 31,            Dec. 31,            Sept. 30,            June 30,            March 31,
                                    1996                 1995                1995                 1995                1995
                                  ---------           ---------            ---------           ---------            ---------
                                                       (Dollars in thousands, except per share amounts)

Net Sales                            $52,262              $96,303             $66,990              $58,255             $49,016

Gross margin                          13,763               27,502              16,253               14,018              11,236

Net income (loss)                        332                2,789             (12,279)              (1,888)             (2,378)

Net income (loss) per
 common share                            .01                  .12                (.51)                (.08)               (.10)


* See Note 2 of Notes to Consolidated Financial Statements

       The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly hand vacs, are given as gifts and therefore sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

OTHER
- - -----

       The Company believes that the domestic vacuum cleaner industry is a mature industry with modest, if any, annual growth in most of its products and which may be experiencing a decline in certain other products, in particular corded hand-held vacuums. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition in the upright market segment since 1992, and believes that its net sales and market share in the domestic upright market segment have been negatively affected by the increased advertising expenditures of its competitors. The Company's most significant competitors in the domestic vacuum cleaner market are Hoover and Eureka, and Black & Decker, in the hand-held market. Most of the competitors, including Regina (which was purchased out of bankruptcy in April 1995 by a subsidiary of Phillips Electronics N.V.), are subsidiaries of companies that are more diversified and have greater financial resources than the Company. The Company's past and future success is dependent upon continued innovation in the design of replacement upright and hand-held models as well as in new innovative niche products utilizing the Dirt Devil(R) brandname.

INFLATION
- - ---------

       The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices.

LITIGATION
- - ----------

     The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ACCOUNTING STANDARDS
- - --------------------

     The Company has selected the disclosure-only option of Statement of Financial Accounting Standards "SFAS" No. 123, Accounting for Stock-Based Compensation. The Company expects the implementation of SFAS No. 123 will not have a material impact on its consolidated financial position and results of operations.

PART II - OTHER INFORMATION

          ITEM 6 - Exhibits and Reports on Form 8-K
          ------   --------------------------------

                   Forms 8-K - None

                   The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

                   Exhibit 11 - Computation of earnings (loss) per common share.

                   Exhibit 27 - Financial data schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Royal Appliance Mfg. Co.
                             --------------------------------------------------
                             (Registrant)

                              Michael J. Merriman
                             --------------------------------------------------
                              Michael J. Merriman
                             Chief Executive Officer, President and Director (Principal Executive and Financial Officer)

Date:   May 13, 1996         Richard G. Vasek
                             --------------------------------------------------
                             Richard G. Vasek
                             Controller, Secretary and Chief Accounting Officer
                             (Principal Accounting Officer)

                                INDEX TO EXHIBITS

                                                              Page No.
                                                              --------
Exhibit 11 - Computation of earnings (loss) per common share      15
Exhibit 27 - Financial data schedule