Form 10-Q
period 1996-06-30
ROYAL APPLIANCE MANUFACTURING CO
filed 1996-08-09
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended JUNE 30, 1996

                                       OR

[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the transition period from         to
                                                         ---------  -----------

     Commission file number 0-19431
                           ---------

                            ROYAL APPLIANCE MFG. CO.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                      34-1350353
- --------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

 650 ALPHA DRIVE, CLEVELAND, OHIO                        44143
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (216) 449-6150
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No   .
                                              ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

  Common Shares, without par value                         24,006,300
- ------------------------------------           -------------------------------
              (Class)                          (Outstanding at August 8, 1996)


The Exhibit index appears on sequential page 14.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX

                                                                                                                     Page No.
                                                                                                                     --------
Part I            FINANCIAL INFORMATION

     Item 1       Financial Statements
     ------       --------------------

                  Consolidated Balance Sheets -
                    June 30, 1996 and December 31, 1995                                                                   3

                  Consolidated Statements of Operations -
                    three months and six months ended June 30, 1996 and 1995                                              4

                  Consolidated Statements of Cash Flows -
                    six months ended June 30, 1996 and 1995                                                               5

                  Notes to Consolidated Financial Statements                                                            6-7

     Item 2       Management's Discussion and Analysis of Financial
     ------       -------------------------------------------------
                  Condition and Results of Operations                                                                  8-11
                  -----------------------------------

Part II           OTHER INFORMATION

     Item 4       Submission of Matters to Vote of Security Holders                                                      12
     ------       -------------------------------------------------

     Item 6       Exhibits and Reports on Form 8-K                                                                       12
     ------       --------------------------------


Signatures                                                                                                               13

Exhibit Index                                                                                                            14

                  Exhibit 11* - Computation of earnings (loss) per common share.                                         15
                  ----------
                  Exhibit 27* - Financial data schedule (EDGAR filing only)
                  ----------

*Numbered in accordance with Item 601 of Regulation S-K.

PART I - FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS
     ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                  June 30,    December 31,
                                                                    1996          1995
                                                                  ---------    ---------
ASSETS                                                           (Unaudited)    (Note 2)
Current assets:
  Cash                                                            $      --    $      --
  Trade accounts receivable, net                                     31,949       43,558
  Inventories                                                        30,049       28,408
  Deferred income taxes                                               6,254        7,230
  Refundable income taxes, net                                           --        4,392
  Prepaid expenses and other                                            768        1,144
                                                                  ---------    ---------
          Total current assets                                       69,020       84,732
                                                                  ---------    ---------

Property, plant and equipment, at cost:
  Land                                                                2,356        3,405
  Buildings                                                          13,117       14,463
  Molds, tooling, and equipment                                      43,523       37,596
  Furniture and office equipment                                      5,587        5,352
  Assets under capital leases                                         4,810        9,058
  Leasehold improvements and other                                    2,565        2,565
                                                                  ---------    ---------
                                                                     71,958       72,439
          Less accumulated depreciation and amortization             33,596       30,760
                                                                  ---------    ---------
                                                                     38,362       41,679
                                                                  ---------    ---------

Tooling deposits                                                      1,517        4,047
Other                                                                 1,094          803
                                                                  ---------    ---------
          Total assets                                            $ 109,993    $ 131,261
                                                                  =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                          $  14,441    $  16,073
  Accrued liabilities:
      Advertising and promotion                                       3,958        7,253
      Salaries, benefits, payroll taxes                               3,688        3,056
      Warranty and customer returns                                   7,500        7,600
      Income taxes                                                      670           --
      Interest and other                                              3,809        3,963
Current portions of capital lease obligations and notes payable         646          742
                                                                  ---------    ---------
          Total current liabilities                                  34,712       38,687
                                                                  ---------    ---------

Revolving credit agreement                                           13,734       28,839
Capitalized lease obligations, less current portion                   3,280        7,174
Notes payable, less current portion                                   9,920        9,986
                                                                  ---------    ---------
       Total long-term debt                                          26,934       45,999
                                                                  ---------    ---------
            Total liabilities                                        61,646       84,686
                                                                  ---------    ---------

Commitments and contingencies (Note 3)                                   --           --

Shareholders' equity:
  Common shares, at stated value                                        210          210
  Additional paid-in capital                                         41,400       41,583
  Retained earnings                                                  19,835       18,175
  Cumulative translation adjustment                                    (118)        (413)
                                                                  ---------    ---------
                                                                     61,327       59,555
  Less treasury shares, at cost (1,201,000 shares at
     June 30, 1996, and December 31, 1995, respectively)            (12,980)     (12,980)
                                                                  ---------    ---------
          Total shareholders' equity                                 48,347       46,575
                                                                  ---------    ---------
          Total liabilities and shareholders' equity              $ 109,993    $ 131,261
                                                                  =========    =========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         -----------------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three months ended        Six months ended
                                                   June 30,                 June 30,
                                                  ----------               ---------
                                               1996        1995        1996          1995
                                             --------    --------    ---------    ---------
                                                          (Note 2)                 (Note 2)
Net sales                                    $ 62,969    $ 58,255    $ 115,231    $ 107,271

Cost of sales                                  46,465      44,237       84,964       82,017
                                             --------    --------    ---------    ---------

    Gross margin                               16,504      14,018       30,267       25,254

Advertising and promotion                       8,947       9,223       15,350       16,063
Other selling                                   2,286       2,709        4,360        5,690
General and administrative                      2,571       3,183        5,615        6,460
Engineering and product development               853         852        1,624        1,831
                                             --------    --------    ---------    ---------

    Income (loss) from operations               1,847      (1,949)       3,318       (4,790)

Interest expense, net                             663         934        1,518        1,815
Other expense (income), net                      (993)        172         (922)         166
                                             --------    --------    ---------    ---------

    Income (loss) before income taxes           2,177      (3,055)       2,722       (6,771)

Income tax expense (benefit)                      849      (1,167)       1,062       (2,505)
                                             --------    --------    ---------    ---------

    Net income (loss)                        $  1,328    $ (1,888)   $   1,660    $  (4,266)
                                             ========    ========    =========    =========

Net income (loss) per common share           $    .05    $   (.08)   $     .07    $    (.18)
Weighted average number of common shares
and equivalents outstanding (in thousands)     24,296      23,999       24,142       23,999



   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         -----------------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                   Six months
                                                                                 Ended June 30,
                                                                             ---------------------
                                                                               1996         1995
                                                                             ---------    --------
Cash flows from operating activities:
   Net income (loss)                                                         $   1,660    $ (4,266)
                                                                             ---------    --------
   Adjustments to reconcile net income (loss) to
      net cash from operating activities:
         Depreciation and amortization                                           3,834       5,471
         Compensatory effect of stock options                                     (213)         29
         Gain on disposal of tooling, property, plant and equipment               (648)         --
      (Increase) decrease in assets:
         Trade accounts receivable, net                                         11,609      10,360
         Inventories                                                            (1,641)     (4,909)
         Refundable, deferred, and accrued income taxes                          6,038      (3,278)
         Prepaid expenses and other                                                365         127
         Other                                                                    (186)       (162)
      Increase (decrease) in liabilities:
         Trade accounts payable                                                 (1,620)      6,309
         Accrued advertising and promotion                                      (3,295)     (5,595)
         Accrued salaries, benefits, and payroll taxes                             632         100
         Accrued warranty and customer returns                                    (100)         --
         Accrued interest and other                                                 84         202
                                                                             ---------    --------
                  Total adjustments                                             14,859       8,654
                                                                             ---------    --------
            Net cash from operating activities                                  16,519       4,388
                                                                             ---------    --------
Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                    (5,846)     (5,091)
   Decrease in tooling deposits                                                  2,530         820
   Proceeds from sale of plants and equipment                                    2,237          --
                                                                             ---------    --------
            Net cash from investing activities                                  (1,079)     (4,271)
                                                                             ---------    --------

Cash flows from financing activities:
   Proceeds from bank debt                                                     122,856      45,555
   Payments on bank debt                                                      (137,961)    (50,038)
   (Payments) proceeds from note payable                                          (198)      4,450
   Payments on capital lease obligations                                          (169)       (159)
   Proceeds from exercise of stock options                                          30          --
                                                                             ---------    --------
             Net cash from financing activities                                (15,442)       (192)
                                                                             ---------    --------

Effect of exchange rate changes on cash                                              2          75
                                                                             ---------    --------
Net increase in cash                                                                --          --
                                                                             ---------    --------
Cash at beginning of period                                                         --          --
                                                                             ---------    --------
Cash at end of period                                                        $      --    $     --
                                                                             =========    ========
Supplemental disclosure of cash flow information:
Cash payments (refunds) for:
   Interest                                                                  $   1,432    $  2,183
                                                                             =========    ========
   Income taxes, net                                                         $  (4,976)   $    773
                                                                             =========    ========

Supplemental schedule of noncash investing and financing activities:
   Exchange of certain tooling for the forgiveness of related note payable   $      --    $    586
                                                                             =========    ========
   Assignment of capital lease obligation to buyer                           $   3,690    $     --
                                                                             =========    ========




   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1:  BASIS OF PRESENTATION

       The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of June 30, 1996 and 1995. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

       The Company's revenue recognition policy is to recognize revenues when products are shipped.

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

       The effect of the change in accounting method decreased the loss for the six months ended June 30, 1995, by $76 and had no effect on the earnings per common share.

       Inventories at June 30, 1996, and December 31, 1995, consisted of the following:

                                      June 30,             December 31,
                                        1996                   1995
                                      -------                 -------
Finished goods                        $16,127                 $15,400
Work in process and purchased parts    13,922                  13,008
                                      -------                 -------
  Inventories at FIFO cost            $30,049                 $28,408
                                      =======                 =======

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At June 30, 1996, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $7,500, including commitments for television advertising through December 31, 1996. Other contractual commitments for items in the normal course of business total approximately $1,000.

NOTE 4:  DEBT

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at June 30, 1996. The facility provides for revolving credit up to $60,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $34,000 as of June 30, 1996 resulting in availability of approximately $20,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the agreement. At June 30, 1996, the bank's base lending rate was 8.25%. In addition, the Company pays a commitment fee at the annual rate of 0.375% on the unused portion of the facility.

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 1996. The revolving credit facility is collateralized by the Company's domestic inventory, trade accounts receivable, equipment and general intangibles.

       The carrying amount of the Company's revolving credit facility and mortgage notes payable approximate fair market value.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
               ---------------------

RESULTS OF OPERATIONS
- ---------------------

       Net sales increased 8.1% for the second quarter and increased 7.4% for the six month period ended June 30, 1996, compared with the same periods in the prior year. The increase in the second quarter was due primarily to sales of the new Dirt Devil(R) Broom Vac(TM), which was introduced in the first quarter of 1996, and the new Dirt Devil(R) Ultra Hand Vac(TM) and new Dirt Devil(R) Ultra MVP(TM) upright, which were both introduced late in the second quarter of 1996. The increase in net sales for the six months ended June 30, 1996, was due primarily to sales of the new Dirt Devil(R) Broom Vac(TM). The increase in net sales for the second quarter and six months period ended June 30, 1996, was partially offset by a decrease in sales of upright vacuum cleaners and the elimination of the Company's European operations, which were sold in the fourth quarter of 1995. Overall sales to the top 5 customers (all of which are major retailers) increased, but declined slightly as a percentage of net sales in the first six months of 1996. Sales to the top 5 customers accounted for approximately 55.7% of net sales as compared with approximately 56.1% in the first six months of 1995. The Company believes that its dependence on sales to its largest customers will continue.

       Gross margin, as a percent of net sales, increased from 24.1% for the second quarter 1995 to 26.2% in the second quarter 1996 and from 23.5% in the first six months of 1995 to 26.3% in the first six months of 1996. The gross margin percentage was positively affected in 1996 primarily by the introduction of the Dirt Devil(R) Broom Vac(TM), lower product returns and the elimination of the Company's European operations.

       Advertising and promotion expenses decreased 3.0% for the second quarter 1996 and decreased 4.4% for the six month period ended June 30, 1996 compared with the same periods in 1995. The decrease in advertising and promotion expenses was due to the elimination of European advertising, partially offset by an increase in domestic advertising and promotion. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. The Company's advertising expenditures are not specifically related to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during new product introductions and critical retail shopping periods during the year, particularly the fourth quarter.

       Other selling expenses decreased 15.6% for the second quarter 1996 and decreased 23.4% for the six month period ended June 30, 1996 compared with the same periods in 1995. The largest component of other selling expenses are internal sales and marketing personnel compensation and commissions to outside manufacturers' representatives, however, no such commissions are incurred on sales made directly to certain large retail customers. The Company has reduced its dependency on manufacturers' representatives resulting in lower commissions for the second quarter and the six month period ended June 30, 1996, compared with the same periods in 1995. The decline in manufacturers' representatives commissions were offset partially by increases in internal sales and marketing personnel.

       General and administrative expenses decreased 19.2% for the second quarter 1996 and decreased 13.1% for the six month period ended June 30, 1996 compared with the same periods in 1995 due primarily to the company's divesture of its European operations. General and administrative expenses decreased as a percentage of net sales from 6.0% to 4.9% for the six month period ended June 30, 1996, and from 5.5% to 4.1% for the second quarter. The principal components are compensation (including benefits), insurance, travel and professional services.

       Interest expense decreased 29.0% for the second quarter 1996 and decreased 16.4% for the six month period ended June 30, 1996 compared with the same periods in 1995. The decrease in interest expense resulted primarily from lower levels of variable rate borrowings to finance working capital and capital expenditures.

- --------------------------------------------

       Other expense (income) principally reflects the effect of foreign currency transaction gains or losses related to the Company's international assets. The amount also includes the gain from the sale of a facility of $638, and the proceeds from insurance reimbursement of legal expenses of $319 in June 1996.

       Due to the factors discussed above, the Company had income before income taxes for the second quarter and six months ended June 30, 1996 of $2,177 and $2,722 respectively as compared to a loss before income taxes for the second quarter and six months period ended June 30, 1995 of $3,055 and $6,771, respectively.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

       The Company has used working capital and the proceeds from the sale of two facilities to fund its operations, capital expenditures and its reduction in long-term debt. Working capital was $34,308 at June 30, 1996, a decrease of 25.5% over December 31, 1995 level, wich contributed to the Company's reduction in long-term debt. Current liabilities decreased by $3,975 reflecting in part a $1,632 reduction of trade accounts payable and a reduction of $3,295 of advertising and promotion, which was partially offset by an increase in income taxes and salaries, benefits and payroll taxes. Current assets decreased by $15,712 reflecting in part a $11,609 reduction of trade accounts receivable and a $5,368 reduction of refundable and deferred income taxes, which was partially offset by an increase in inventory of $1,641.

       In the first six months of 1996, the Company utilized $3,316 of cash for capital purchases, including approximately $2,400 of tooling related to the new Dirt Devil(R) Ultra Hand Vac(TM) and Dirt Devil(R) Ultra MVP(TM) upright.

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at June 30, 1996. The facility provides for revolving credit up to $60,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $34,000 as of June 30, 1996 resulting in the availability of approximately $20,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the Agreement. At June 30, 1996, the bank's base lending rate was 8.25%. In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility.

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 1996. The revolving credit facility is collateralized by the Company's domestic inventory, trade accounts receivable, certain real estate, equipment and general intangibles.

       During the second quarter of 1996, the Company sold two facilities which were previously closed in 1995. The aggregate net proceeds are $2,237 in cash and the assumption of $3,690 of capital lease liability by the buyer.

       The Company believes that its revolving credit facility along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months.

QUARTERLY OPERATING RESULTS
- ---------------------------

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

                                               Three Months Ended*
                           ------------------------------------------------------------
                         June 30,  March 31, Dec. 31,  Sept. 30,  June 30,    March 31,
                          1996       1996      1995      1995       1995         1995
                                  (Dollars in thousands, except per share amounts)

Net sales               $62,969   $52,262   $96,303   $ 66,990    $ 58,255    $ 49,016
Gross margin             16,504    13,763    27,502     16,253      14,018      11,236
Net income (loss)         1,328       332     2,789    (12,279)     (1,888)     (2,378)
Net income (loss) per
 common share               .05       .01       .12       (.51)       (.08)       (.10)

* See Note 2 of Notes to Consolidated Financial Statements

       The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly hand vacs and broom vacs, are given as gifts and therefore may sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

OTHER
- -----

       Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition in the upright market segment, and believes that its net sales and market share in the domestic upright market segment have been negatively affected by competitive pricing and by the increased advertising expenditures of its competitors. The Company's most significant competitors in the domestic vacuum cleaner market are Hoover and Eureka, and Black & Decker in the hand-held market. Most of the competitors are subsidiaries of companies that are more diversified and have greater financial resources than the Company. The Company's past and future success is dependent upon continued innovation in the design of replacement upright and hand-held models as well as in new innovative niche products utilizing the Dirt Devil(R) brandname.

INFLATION
- ---------

       The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices.

LITIGATION
- ----------

       The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ACCOUNTING STANDARDS
- --------------------

       The Company has selected the disclosure-only option of Statement of Financial Accounting Standards "SFAS" No. 123, Accounting for Stock-Based Compensation. The Company expects the implementation of SFAS No. 123 will not have a material impact on its consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS
- --------------------------

       Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry; the cost and effectiveness of planned advertising, marketing and promotional campaigns and the dependence upon the Company's ability to continue to successfully develop and introduce innovative products.

PART II - OTHER INFORMATION

            ITEM 4 - Submission of Matters to a Vote of Security Holders
            ------   ---------------------------------------------------

                    (a) The Company's annual meeting of shareholders was held April 30, 1996.

                    (b) At the annual meeting, the Company's shareholders elected Messrs. Jack Kahl Jr., Michael J. Merriman, and John P. Rochon, as Class I Directors for a two year term which expires at the annual shareholders meeting in 1998.

                         The term of office of Messrs. E. Patrick Nalley,
                         Joseph B. Richey II, and R. Louis Schneeberger, the Class II Directors, continued after the 1996 meeting; such term expires at the annual shareholders meeting in 1997.

                    (c) At the annual meeting, the Company's shareholders ratified the appointment of Coopers & Lybrand L.L.P. as auditors of the Company for 1996. The holders of 22,002,505 common shares voted to ratify the appointment, the holders of 222,562 common shares voted against the ratification, and the holders of 63,595 common shares abstained.

                         The following tabulation represents voting for the class I Directors

                           Name              FOR                 WITHHELD AUTHORITY
                           ----              ---                 ------------------
                         Mr. Kahl          22,123,996                  164,666
                         Mr. Merriman      22,118,531                  170,131
                         Mr. Rochon        22,109,170                  179,492

                         The Company's shareholders also approved the 1996 Key Employee Long-Term Incentive Plan (the "Plan"). Under the Plan, which was adopted by the Board of Directors on February 16, 1996, incentive stock options and non-qualified stock options may be granted to senior officers and employees of the Company or its subsidiaries with respect to the Company's common shares. The holders of 12,025,429 common shares voted in favor of the plan, the holders of 1,531,057 common shares voted against the plan, and the holders of 156,540 common shares abstained.

                    (d)  Not applicable

            ITEM 6 - Exhibits and Reports on Form 8-K
            ------   --------------------------------

                    Forms 8-K - None

                    The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

                    Exhibit 11 - Computation of earnings (loss) per common share.

                    Exhibit 27 - Financial data schedule (EDGAR filing only)

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

                              Royal Appliance Mfg. Co.
                              --------------------------------------------------
                              (Registrant)

                              Michael J.  Merriman
                              --------------------------------------------------
                              Michael J. Merriman
                              Chief Executive Officer, President and Director (Principal Executive and Financial Officer)

Date:   August 8, 1996        Richard G.  Vasek
       ----------------       --------------------------------------------------
                              Richard G. Vasek
                              Controller, Secretary and Chief Accounting Officer
                              (Principal Accounting Officer)

                                INDEX TO EXHIBITS

                                                                        Page No.
                                                                        --------
Exhibit 11 - Computation of earnings (loss) per common share               15
Exhibit 27 - Financial data schedule (EDGAR filing only)