Form 10-Q
period 1996-09-30
ROYAL APPLIANCE MANUFACTURING CO
filed 1996-11-12
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 1996

                                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the transition period from           to
                                                         ----------   ----------

     Commission file number 0-19431
                            --------

                            ROYAL APPLIANCE MFG. CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                OHIO                                  34-1350353
--------------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)



     650 ALPHA DRIVE, CLEVELAND, OHIO                      44143
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)             (Zip Code)



                                 (216) 449-6150
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No   .
                                       ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

    Common Shares, without par value                      24,019,400
    --------------------------------          --------------------------------
               (Class)                       (Outstanding at November 11, 1996)


The Exhibit index appears on sequential page 15.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX



                                                                                               Page No.
                                                                                               --------

Part I   FINANCIAL INFORMATION

         ITEM 1   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                    September 30, 1996 and December 31, 1995                                        3

                  Consolidated Statements of Operations -
                    three months and nine months ended September 30, 1996 and 1995                  4

                  Consolidated Statements of Cash Flows -
                    nine months ended September 30, 1996 and 1995                                   5

                  Notes to Consolidated Financial Statements                                      6-7


         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                            8-12



Part II  OTHER INFORMATION

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                                 13


Signatures                                                                                         14


Exhibit Index                                                                                      15

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                       September 30,  December 31,
                                                                           1996          1995
                                                                      -------------  ------------
ASSETS                                                                  (Unaudited)

Current assets:
  Cash                                                                 $     --      $      --
  Trade accounts receivable, net                                         48,048         43,558
  Inventories                                                            34,735         28,408
  Deferred income taxes                                                   6,743          7,230
  Refundable income taxes, net                                               --          4,392
  Prepaid expenses and other                                                663          1,144
                                                                      ---------      ---------
          Total current assets                                           90,189         84,732
                                                                      ---------      ---------

Property, plant and equipment, at cost:
  Land                                                                    2,356          3,405
  Buildings                                                              13,117         14,463
  Molds, tooling, and equipment                                          45,806         37,596
  Furniture and office equipment                                          5,631          5,352
  Assets under capital leases                                             4,810          9,058
  Leasehold improvements and other                                        2,677          2,565
                                                                      ---------      ---------
                                                                         74,397         72,439
          Less accumulated depreciation and amortization                 36,030         30,760
                                                                      ---------      ---------
                                                                         38,367         41,679
                                                                      ---------      ---------

Tooling deposits                                                            532          4,047
Other                                                                     1,029            803
                                                                      ---------      ---------

               Total assets                                           $ 130,117      $ 131,261
                                                                      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                              $  18,570      $  16,073
  Accrued liabilities:
      Advertising and promotion                                           8,242          7,253
      Salaries, benefits, payroll taxes                                   5,295          3,056
      Warranty and customer returns                                       7,500          7,600
      Income taxes                                                        2,640           --
      Interest and other                                                  3,935          3,963
  Current portions of capital lease obligations and notes payable           650            742
                                                                      ---------      ---------
          Total current liabilities                                      46,832         38,687
                                                                      ---------      ---------

Revolving credit agreement                                               18,734         28,839
Capitalized lease obligations, less current portion                       3,377          7,174
Notes payable, less current portion                                       9,642          9,986
                                                                      ---------      ---------
          Total long-term debt                                           31,753         45,999
                                                                      ---------      ---------
               Total liabilities                                         78,585         84,686
                                                                      ---------      ---------

Commitments and contingencies (Note 3)                                       --             --

Shareholders' equity:
  Common shares, at stated value                                            210            210
  Additional paid-in capital                                             41,434         41,583
  Retained earnings                                                      22,986         18,175
  Cumulative translation adjustment                                        (118)          (413)
                                                                      ---------      ---------
                                                                         64,512         59,555
  Less treasury shares, at cost (1,201,000 shares at
     September 30, 1996, and December 31, 1995, respectively)           (12,980)       (12,980)
                                                                      ---------      ---------
               Total shareholders' equity                                51,532         46,575
                                                                      ---------      ---------

               Total liabilities and shareholders' equity             $ 130,117      $ 131,261
                                                                      =========      =========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         -----------------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                             Three months ended            Nine months ended
                                                September 30,                 September 30,
                                           ------------------------     -------------------------
                                              1996          1995          1996             1995
                                           ----------    ----------     ---------      ----------
                                                                                         (Note 2)

Net sales                                  $  73,688     $  66,990      $ 188,919      $ 174,261

Cost of sales                                 52,465        50,737        137,429        132,754
                                           ---------     ---------      ---------      ---------

    Gross margin                              21,223        16,253         51,490         41,507

Advertising and promotion                      9,072        10,110         24,422         26,173
Other selling                                  2,285         2,897          6,645          8,587
General and administrative                     3,179         3,390          8,794          9,850
Engineering and product development              911           620          2,535          2,451
Special charges (Note 5)                        --          16,076           --           16,076
                                           ---------     ---------      ---------      ---------
    Income (loss) from operations              5,776       (16,840)         9,094        (21,630)

Interest expense, net                            584         1,032          2,102          2,847
Other expense (income), net                       25           (26)          (897)           140
                                           ---------     ---------      ---------      ---------

    Income (loss) before income taxes          5,167       (17,846)         7,889        (24,617)

Income tax expense (benefit)                   2,016        (5,567)         3,078         (8,072)
                                           ---------     ---------      ---------      ---------

    Net income (loss)                      $   3,151     $ (12,279)     $   4,811      $ (16,545)
                                           =========     =========      =========      =========

Net income (loss) per common share         $     .13     $    (.51)     $     .20      $    (.69)
Weighted average number of common
shares and equivalents outstanding (in        24,271        23,999         24,185         23,999
thousands)


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         -----------------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                           Nine months
                                                                                       Ended September 30,
                                                                                   -------------------------
                                                                                       1996          1995
                                                                                   ----------     ----------

Cash flows from operating activities:
   Net income (loss)                                                               $   4,811      $ (16,545)
                                                                                   ---------      ---------
   Adjustments to reconcile net income (loss) to
      net cash from operating activities:
         Depreciation and amortization                                                 6,383          8,820
         Compensatory effect of stock options                                           (213)            43
         (Gain) loss on disposal of tooling, property, plant and equipment              (648)         9,170
      (Increase) decrease in assets:
         Trade accounts receivable, net                                               (4,490)        (2,103)
         Inventories                                                                  (6,327)        (7,169)
         Refundable, deferred, and accrued income taxes                                7,519         (8,826)
         Prepaid expenses and other                                                      473          1,162
         Other                                                                          (245)           191
      Increase (decrease) in liabilities:
         Trade accounts payable                                                        2,503         17,389
         Accrued advertising and promotion                                               989         (4,790)
         Accrued salaries, benefits, and payroll taxes                                 2,239            756
         Accrued warranty and customer returns                                          (100)         1,080
         Accrued interest and other                                                      209          1,346
                                                                                   ---------      ---------
                  Total adjustments                                                    8,292         17,069
                                                                                   ---------      ---------
            Net cash from operating activities                                        13,103            524
                                                                                   ---------      ---------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                          (8,272)        (6,986)
   Decrease (increase) in tooling deposits                                             3,515           (265)
   Proceeds from sale of plants and equipment                                          2,237           --
                                                                                   ---------      ---------
            Net cash from investing activities                                        (2,520)        (7,251)
                                                                                   ---------      ---------

Cash flows from financing activities:
   Proceeds from bank debt                                                           182,182         70,386
   Payments on bank debt                                                            (192,287)       (67,923)
   (Payments) proceeds from note payable                                                (314)         4,450
   Payments on capital lease obligations                                                (230)          (241)
   Stock options proceeds                                                                 64           --
                                                                                   ---------      ---------
             Net cash from financing activities                                      (10,585)         6,672
                                                                                   ---------      ---------

Effect of exchange rate changes on cash                                                    2             55
                                                                                   ---------      ---------

Net increase in cash                                                                    --             --
                                                                                   ---------      ---------

Cash at beginning of period                                                             --             --
                                                                                   ---------      ---------

Cash at end of period                                                              $    --        $    --
                                                                                   =========      =========

Supplemental disclosure of cash flow information:
Cash payments (refunds) for:
   Interest                                                                        $   1,856      $   3,095
                                                                                   =========      =========
   Income taxes, net                                                               $  (4,441)     $     754
                                                                                   =========      =========

Supplemental schedule of noncash investing and financing activities:
   Exchange of certain tooling for the forgiveness of related note payable         $    --        $     586
                                                                                   =========      =========
   Assignment of capital lease obligation to buyer                                 $   3,690      $    --
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1:  BASIS OF PRESENTATION

       The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of September 30, 1996 and 1995. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

       The effect of the change in accounting method decreased the loss for the nine months ended September 30, 1995, by $378 and decreased the net loss per common share by $.02.

       Inventories at September 30, 1996, and December 31, 1995, consisted of the following:

                                                  September 30,          December 31,
                                                      1996                  1995
                                                  ------------           -----------
   Finished goods                                   $19,532                $15,400

   Work in process and purchased parts               15,203                 13,008
                                                   --------               --------
     Inventories at FIFO cost                       $34,735                $28,408
                                                    =======                =======

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At September 30, 1996, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $14,100, including commitments for television advertising through March 31, 1997. Other contractual commitments for items in the normal course of business total approximately $1,500.

NOTE 4:  DEBT

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at September 30, 1996. Prior to the October, 1996 Amendment, the facility provided for revolving credit up to $60,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was approximately $49,000 as of September 30, 1996 resulting in availability of approximately $30,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the agreement. At September 30, 1996, the bank's base lending rate was 8.25%. In addition, the Company pays a commitment fee at the annual rate of 0.375% on the unused portion of the facility.

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 1996. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

       The carrying amount of the Company's revolving credit facility and mortgage notes payable approximate fair market value.

       In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell, through a wholly-owned subsidiary, certain trade accounts receivables. The maximum amount of receivables that can be sold is seasonally adjusted. The maximum amount allowed at any given time through December 31, 1996, is $16,000. At November 1, 1996, the Company sold approximately $14,000 in trade accounts receivables. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Correspondingly, in October 1996, the Company amended its revolving credit facility to reduce the maximum amount of revolving credit from $60,000 to $50,000.

NOTE 5:  SPECIAL CHARGES

       In the third quarter of 1995, pursuant to a board approved plan, the Company recorded special charges of $16,076,000, primarily related to losses from the disposal of certain inventory, molds and tooling and other intangibles resulting from the decisions made to refocus the Company's primary operating and marketing efforts on the North American market. The special charges included a $12,444,000 write-down to the net realizable value of certain molds, tooling and inventory being disposed of or held for sale, a $1,589,000 restructuring charge related to the Company's intent on disposing or selling its European operations, and a $2,043,000 special charge related to losses from the disposal of certain inventory and intangibles resulting from discontinuing the Dirt Devil(R) Cyclone(TM) product line and executive severance.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
               ---------------------

RESULTS OF OPERATIONS
---------------------

       Net sales increased 10.0% for the third quarter and increased 8.4% for the nine month period ended September 30, 1996, compared with the same periods in the prior year. The increase in the third quarter was due to sales of the new Dirt Devil(R) Broom Vac(TM), which was introduced in the first quarter of 1996, and the new Dirt Devil(R) Ultra Hand Vac(TM) and the new Dirt Devil(R) Ultra MVP(TM) upright, which were both introduced at the end of the second quarter of 1996. The increase in net sales for the nine months ended September 30, 1996, was due to sales of these new products. The increase in net sales for the third quarter and nine months period ended September 30, 1996, was partially offset by a decrease in sales of the Company's other product lines and the elimination of the Company's European operations, which were sold in the fourth quarter of 1995. Overall sales to the top 5 customers (all of which are major retailers) increased in the first nine months of 1996. Sales to the top 5 customers accounted for approximately 56.6% of net sales as compared with approximately 53.3% in the first nine months of 1995. The Company believes that its dependence on sales to its largest customers will continue.

       Gross margin, as a percent of net sales, increased from 24.3% for the third quarter 1995 to 28.8% in the third quarter 1996 and from 23.8% in the first nine months of 1995 to 27.3% in the first nine months of 1996. The gross margin percentage was positively affected in 1996 primarily by the introduction of new products, lower product returns, lower cost of certain component parts and the elimination of the Company's European operations.

       Advertising and promotion expenses decreased 10.3% for the third quarter 1996 and decreased 6.7% for the nine month period ended September 30, 1996 compared with the same periods in 1995. The decrease in advertising and promotion expenses was due primarily to the elimination of European advertising. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. The Company's advertising expenditures are not specifically related to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during new product introductions and during critical retail shopping periods, particularly the fourth quarter.

       Other selling expenses decreased 21.1% for the third quarter 1996 and decreased 22.6% for the nine month period ended September 30, 1996 compared with the same periods in 1995. The largest component of other selling expenses are internal sales and marketing personnel compensation and commissions to outside manufacturers' representatives, however, no such commissions are incurred on sales made directly to certain large retail customers. The Company has reduced its dependency on outside manufacturers' representatives resulting in lower commissions for the third quarter and the nine month period ended September 30, 1996, compared with the same periods in 1995.

       General and administrative expenses decreased 6.2% for the third quarter 1996 and decreased 10.7% for the nine month period ended September 30, 1996 compared with the same periods in 1995, due primarily to the company's divesture of its European operations. General and administrative expenses decreased as a percentage of net sales from 5.7% to 4.7% for the nine month period ended September 30, 1996, and from 5.1% to 4.3% for the third quarter. The principal components are compensation (including benefits), insurance and professional services.

--------------------------------------------

       In the third quarter of 1995, pursuant to a board approved plan, the Company recorded special charges of $16,076,000, primarily related to losses from the disposal of certain inventory, molds and tooling and other intangibles resulting from the decisions made to refocus the Company's primary operating and marketing efforts on the North American market. The special charges included a $12,444,000 write-down to the net realizable value of certain molds, tooling and inventory being disposed of or held for sale, a $1,589,000 restructuring charge related to the Company's intent on disposing or selling its European operations, and a $2,043,000 special charge related to losses from the disposal of certain inventory and intangibles resulting from discontinuing the Dirt Devil(R) Cyclone(TM) product line and executive severance.

       Interest expense decreased 43.4% for the third quarter 1996 and decreased 26.2% for the nine month period ended September 30, 1996 compared with the same periods in 1995. The decrease in interest expense resulted primarily from lower levels of variable rate borrowings to finance working capital and capital expenditures and a lower effective borrowing rate.

       Other expense (income) principally reflects the effect of foreign currency transaction gains or losses related to the Company's international assets. The amount also includes the gain from the sale of a facility of $638, and the proceeds from insurance reimbursement of legal expenses of $319 in June 1996.

       Due to the factors discussed above, the Company had income before income taxes for the third quarter and nine months ended September 30, 1996 of $5,167 and $7,889, respectively, as compared to a loss before income taxes for the third quarter and nine month period ended September 30, 1995 of $17,846 and $24,617, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used working capital generated from operations and the proceeds from the sale of two facilities to fund its operations, capital expenditures and its reduction in long-term debt. Working capital was $43,357 at September 30, 1996, a decrease of 5.8% over December 31, 1995 level, which contributed to the Company's reduction in long-term debt. Current liabilities increased by $8,145 reflecting in part a $2,497 increase in trade accounts payable, an increase of $2,239 in accrued salaries, benefits and payroll taxes and an increase of $2,640 in accrued income taxes. Current assets increased by $5,457 reflecting in part a $6,327 increase in inventory and a $4,490 increase in trade accounts receivable, partially offset by a $4,879 reduction of refundable and deferred income taxes.

       In the first nine months of 1996, the Company utilized $4,757 of cash for capital purchases, including approximately $3,296 of tooling related to the new Dirt Devil(R) Ultra Hand Vac(TM) and Dirt Devil(R) Ultra MVP(TM) upright.

-------------------------------

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at September 30, 1996. The facility provided for revolving credit up to $60,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was approximately $49,000 as of September 30, 1996 resulting in availability of approximately $30,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the Agreement. At September 30, 1996, the bank's base lending rate was 8.25%. In addition, the Company pays a commitment fee at the annual rate of
 .375% on the unused portion of the facility.

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 1996. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, certain real estate, equipment and general intangibles.

       In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell, through a wholly-owned subsidiary, certain trade accounts receivables. The maximum amount of receivables that can be sold is seasonally adjusted. The maximum amount allowed at any given time through December 31, 1996, is $16,000. At November 1, 1996, the Company sold approximately $14,000 in trade accounts receivables. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Correspondingly, in October 1996, the Company amended its revolving credit facility to reduce the maximum amount of revolving credit from $60,000 to $50,000.

       During the second quarter of 1996, the Company sold two facilities which were previously closed in 1995. The aggregate net proceeds are $2,237 in cash and the assumption of $3,690 of capital lease liability by the buyer.

       The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months.

QUARTERLY OPERATING RESULTS
---------------------------

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


                                                               Three Months Ended*
                           --------------------------------------------------------------------------------------------
                              Sept. 30,       June 30,       March 31,       Dec. 31,       Sept. 30,       June 30,
                                1996            1996           1996            1995           1995            1995
                                ----            ----           ----            ----           ----            ----

                                         (Dollars in thousands, except per share amounts)

Net sales                     $73,688         $62,969         $52,262         $96,303        $66,990         $58,255

Gross margin                   21,223          16,504          13,763          27,502         16,253          14,018

Net income (loss)               3,151           1,328             332           2,789        (12,279)         (1,888)

Net income (loss) per
 common share                     .13             .05             .01             .12           (.51)           (.08)

* See Note 2 of Notes to Consolidated Financial Statements


       The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly hand vacs and cordless rechargeable brooms, are given as gifts and therefore may sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

OTHER
-----

       The Company's past and future success is dependent upon continued innovation in the design of replacement upright and hand-held models as well as in new innovative niche products utilizing the Dirt Devil(R) brand name. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition in the upright market segment, and believes that its net sales and market share in the domestic upright market segment have been negatively affected by competitive pricing and by the increased advertising expenditures of its competitors. The Company's most significant competitors in the domestic vacuum cleaner market are Hoover and Eureka, and Black & Decker in the hand-held market. Most of the competitors are subsidiaries of companies that are more diversified and have greater financial resources than the Company.

INFLATION
---------

       The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its selling prices.

LITIGATION
----------

       The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ACCOUNTING STANDARDS
--------------------

       The Company has selected the disclosure-only option of Statement of Financial Accounting Standards "SFAS" No. 123, Accounting for Stock-Based Compensation. The Company expects the implementation of SFAS No. 123 will not have a material impact on its consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------

       Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation and Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry and the cost and effectiveness of planned advertising, marketing and promotional campaigns.

PART II - OTHER INFORMATION

            ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K
            --------     --------------------------------

                         Forms 8-K - None

                         The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

                         Exhibit 4(a) -    Amendment No. 1 to Restated Credit
                                           and Security Agreement dated as of
                                           October 1, 1996, by and among the
                                           Registrant and various banks
                                           including National City Commercial
                                           Finance, Inc. as Agent.

                         Exhibit 4(b) -    Receivable Purchase and Servicing
                                           Agreement dated as of October 1,
                                           1996, by the Registrant, Royal
                                           Appliance Receivables, Inc., as
                                           Seller, and Capital USA Funding L.P,
                                           as Purchaser.

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




                              Royal Appliance Mfg. Co.
                              --------------------------------------------
                              (Registrant)




                              Michael J.  Merriman
                              -------------------------------------------
                              Michael J. Merriman
                              Chief Executive Officer, President and Director (Principal Executive and Financial Officer)






Date:   November 11, 1996     Richard G.  Vasek
        -----------------     -------------------------------------------
                              Richard G. Vasek
                              Controller, Secretary and Chief Accounting Officer
                              (Principal Accounting Officer)

                                INDEX TO EXHIBITS





                                                                                                     Page No.
                                                                                                     --------

Exhibit 4(a) -    Amendment No. 1 to Restated Credit and Security
                  Agreement dated as of October 1, 1996, by and among the
                  Registrant and various banks including National City
                  Commercial Finance, Inc. as Agent.                                                 16 - 26

Exhibit 4(b) -    Receivable Purchase and Servicing Agreement dated as of
                  October 1, 1996, by the Registrant, Royal Appliance
                  Receivables, Inc., as Seller, and Capital USA Funding L.P,
                  as Purchaser.                                                                      27 - 35

Exhibit 11 -      Computation of earnings (loss) per common share                                    36

Exhibit 27 -      Financial data schedule (EDGAR filing only)