Form 10-K405
period 1996-12-31
ROYAL APPLIANCE MANUFACTURING CO
filed 1997-03-27
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ______________________

     Commission File Number 0-19431
                            -------

                           ROYAL APPLIANCE MFG. CO.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Ohio                                              34-1350353
---------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification)

          650 Alpha Drive, Cleveland, Ohio                                       44143
---------------------------------------------------------------------------------------------------
       (Address of principal executive offices)                               (Zip Code)

                                                 (216) 449-6150
---------------------------------------------------------------------------------------------------
                                (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act:

        Common Shares, Without Par Value                         New York Stock Exchange
        --------------------------------              ------------------------------------------
              (Title of Each Class)                   (Name of Each Exchange on which Registered)

       Securities Registered Pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__.

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

      The aggregate market value of the voting shares held by non-affiliates of the Registrant, as reported on the New York Stock Exchange, based upon the closing sale price of Registrant's Common Shares on March 26, 1997 was $116,392,698. Common Shares held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of outstanding shares of the Registrant's common shares as of March 26, 1997 was 23,942,740.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on Tuesday, April 29, 1997 are incorporated by reference in Part III of this form.

The Exhibit index appears on sequential page 34.

PART I

ITEM 1. BUSINESS
----------------

General
-------

       Royal Appliance Mfg. Co. ("Royal" or the "Company"), an Ohio corporation with its corporate offices in the Cleveland, Ohio metropolitan area, develops, assembles and markets a full line of cleaning products for home and commercial use under the Dirt Devil(R) and Royal(R) brand names. In 1984, the Company introduced the first in a line of Dirt Devil(R) hand-held vacuum cleaners, which the Company believes has become the largest selling line of hand-held vacuum cleaners in the United States. The Company has used the Dirt Devil(R) brand name recognition to gain acceptance for other Dirt Devil(R) products. The Company continues to market certain metal vacuum cleaners for home and commercial use under the Royal(R) brand name.

       The Company's business strategy is primarily focused on leveraging the well known Dirt Devil(R) brand to new and innovative products associated with cleaning and other household chores. The Company's goal is to expand the number, visibility and volume of its products sold by retailers, as well as to increase the number of major retailers carrying its products. The Company also seeks to increase the sale of its products through independent dealers by offering dealer-exclusive product lines and cooperative promotional programs.

       The Company's marketing strategy is essential to its success. The Company uses television, print and cooperative advertising to build and maintain brand awareness and consumer demand, as well as to gain shelf space for its product lines from major retailers. In order to provide the retailers with distinct product alternatives, the Company offers different Dirt Devil(R) products in a variety of styles and colors and with various features. Major retailers currently carrying some portion of the Dirt Devil(R) product line include Walmart, Kmart, Target, Service Merchandise, Sears Roebuck, and Canadian Tire. The Company also sells its Dirt Devil(R) products through independent dealers, who also sell the metal line of Royal(R) vacuum cleaners.

Products
--------

       The Company sells a full line of plastic and metal vacuum cleaners. The Company's Dirt Devil(R) vacuum cleaners are intended for home use. The Company's metal vacuum cleaners are intended for home and commercial use.

       DIRT DEVIL(R) AND PLASTIC RELATED PRODUCT LINES. The Company's primary retail product lines are sold under the Dirt Devil(R) name. The first Dirt Devil(R) product, the Hand Vac, a corded, hand-held vacuum cleaner, was introduced in 1984. The Dirt Devil(R) line has since been expanded by the introduction of upright and canister vacuum cleaners, electric brooms, and non-electric sweepers. The Dirt Devil(R) line was expanded in 1996 by the introduction of the Dirt Devil(R) Broom Vac(R), a cordless rechargeable broom, the Dirt Devil(R) Ultra MVP(TM), a higher priced full-featured upright, and the Dirt Devil(R) Ultra Hand Vac, a corded hand vac with an on-board hose and crevice tool.

       During 1996, 1995, and 1994 plastic products accounted for approximately 88%, 84%, and 85%, respectively, of the Company's net sales.

       METAL PRODUCT LINES. The Company has produced durable metal vacuum cleaners since the early 1900's. Currently, the Company markets a full line of metal upright and canister vacuum cleaners for home and commercial use. The Company sells its metal vacuum cleaners exclusively through its network of independent dealers. During 1996, 1995, and 1994, metal products accounted for approximately 5%, 6%, and 6%, respectively, of the Company's net sales.

----------------

Products (continued)
--------

       OTHER PRODUCTS. The Company sells accessories, attachments, refurbished cleaners and replacement parts for each of its product lines. These products are sold through retailers and dealers, and are also available directly from the Company. During 1996, 1995, and 1994, these products accounted for approximately 7%, 10%, and 9%, respectively, of the Company's net sales.

       NEW PRODUCTS. The Company introduces new products and enhances its existing products on a regular basis for both the retail and dealer markets. During the second quarter of 1997, the Company will introduce the Dirt Devil(R) Swivel Glide(TM), a full size upright vacuum cleaner with enhanced maneuverability, the Dirt Devil(R) RoomMate(TM), a lightweight portable upright vacuum cleaner, and the Dirt Devil(R) Mop Vac(TM), a cordless rechargeable mop. The Dirt Devil(R) Mop Vac(TM), which represents a new category for the Company and its retailers, will be introduced via direct response television until the fall of 1997 when it will be shipped to the Company's retail customers. In order to support its product development efforts, the Company engages in research and development activities, particularly with respect to engineering. The Company's engineering and product development expenditures were approximately, $3.9 million, $3.3 million and $2.2 million in 1996, 1995 and 1994, respectively.

       In addition to internally developing products, the Company may purchase product tooling, license product designs and patents, and outsource certain product assembly for products to be marketed under the Dirt Devil(R) brand name. The Company may also license its trademarks and patents.

Marketing and Customers
-----------------------

       The Company markets its Dirt Devil(R) products primarily through major retailers, including mass market retailers (e.g., Walmart, Kmart, and Target), catalog showrooms (e.g., Service Merchandise), warehouse clubs (e.g. Sam's
Club), regional chains and department stores. During 1996, Walmart (including Sam's Club) and Kmart (including Builder's Square) accounted for approximately 33.0% and 11.3%, respectively, of the Company's net sales, compared to approximately 28.6% and 15.5%, respectively, of the Company's net sales in 1995. These were the only customers who accounted for more than 10% of the Company's net sales during such periods. During 1996 and 1995, the Company's net sales in the aggregate to its five largest customers were 59.3% and 56.8%, respectively, of its total net sales. The loss of any of these customers could have a significant impact on the Company's operations. The Company anticipates that the significant percentage of the Company's net sales attributable to a limited number of major retail customers will continue. The Company believes that its relations with its customers are good. The Company sells most of its products to retailers that are serviced directly by the Company's internal sales staff.

       Since Dirt Devil(R) products are targeted to sell to the mass market, the Company believes that brand name recognition is critical to the success of these products. The Company provides advertising and promotional support for its Dirt Devil(R) products through television and cooperative advertising with retailers and believes that these promotional activities, as well as those of its major customers, affect brand name awareness and sales. The Company's cooperative advertising program is established based upon planning with its mass market retail customers. Some of the Company's advertising and promotional activities are tied to holidays and also to specific promotional activities of retailers, and historically have been higher during the Christmas shopping season. The Company's advertising and promotional expenditures are not proportional to anticipated sales. In addition, the Company has generated a small portion of its sales from consumer direct orders using the Company's toll-free number and from direct response infomercials, in which consumers may order directly from the Company.

       The Company devotes considerable attention to the design and appearance of its products and packaging in order to enhance their appeal to consumers and to stand out among other brands on retailers' shelves. For example, Dirt Devil(R) products sold by mass merchants are generally bright red in color. In order to increase the presence of its Dirt Devil(R) products in major retail outlets, the Company provides retailers with distinct product alternatives by offering its Dirt Devil(R) product lines in a variety of styles and colors and with various features.

----------------

Marketing and Customers (continued)
-----------------------

       The Company also strives to meet the packaging and product merchandising needs of retailers. The Company endeavors to have sufficient quantities of products in stock in order to process and fill orders in a timely manner. Since orders are typically shipped within 10 days of the receipt of a purchase order, the Company does not have a significant order backlog. The Company permits cancellation of orders up to 72 hours prior to shipment.

       The Company's line of metal vacuum cleaners is sold exclusively through a network of over 2,500 independent vacuum cleaner dealers. As part of its effort to support its independent dealer network, the Company has attempted to meet independent dealers' needs for distinctive product offerings not available to mass merchants.

       The Company's metal product lines are targeted at consumers and commercial customers who are interested in purchasing more durable and higher quality vacuum cleaners. The Company focuses its promotional activities with its independent dealers on cooperative advertising.

       Many of the Company's independent dealers also provide warranty service for Royal(R) and Dirt Devil(R) products. This allows the consumer to have prompt access to local service outlets and is an important component of the Company's efforts to be responsive to consumers. The Company's products are generally sold with a one to six-year limited warranty.

       The Company has generally accepted over-the-counter product returns from its customers for any reason, reflecting the retailers' return policies. Certain major retailers have indicated that they intend to, or have recently implemented more restrictive return policies for their customers. To the extent that such policies are implemented and are effective, the Company may benefit.

       Each of the Company's products has a toll-free number printed on it that consumers may use to contact the Company's customer service representatives. Through its customer service computer system, the Company can provide a prompt response to consumer inquiries concerning the availability of its products and service in the consumer's vicinity.

       The Company has generated a small portion of its sales from consumer direct orders using the Company's toll-free number and from direct response infomercials, in which consumers may order directly from the Company.

Competition
-----------

       The Company's most significant competitors are Hoover and Eureka and, in the hand-held market, Black & Decker. These competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition in the upright market segment since 1992, and believes that its net sales and market share in the domestic upright market segment remain under pressure as a result of increased advertising expenditures and new product introductions by its competitors.

----------------

Trademarks and Patents
----------------------

       The Company holds numerous trademarks and holds or licenses the use of patents registered in the United States and foreign countries for various products and processes. The Company has registered trademarks in the United States and a number of foreign countries for the Dirt Devil(R), Royal(R) and other names and logos, which are used in connection with the sale of its vacuum cleaners and accessory parts. The Company considers the Dirt Devil(R) trademark to be of considerable value and critical to its business. No challenges to its rights to this trademark have arisen and the Company has no reason to believe that any such challenges will arise in the future.

       The Company holds or licenses the use of numerous domestic and international patents, including design patents. The Company may also license its trademarks and patents. The Company believes that its product lines are generally not dependent upon any single patent or group of patents.

Seasonality
-----------

       The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac and the Dirt Devil(R) Broom Vac(R), are given as gifts and therefore, sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

Production
----------

       The Company assembles most of its products in its facilities located in the Cleveland, Ohio metropolitan area. Unlike many of its competitors, the Company does not manufacture components for its products. Substantially all component parts for the Company's products are manufactured by suppliers, frequently using molds and tooling owned by the Company and built to its specifications. Since the Company's production operations are limited to assembly, it believes that its fixed costs are lower than many of its competitors. The Company also believes that this lack of vertical integration permits it increased flexibility in the introduction and modification of products. The Company also outsources some or all assembly of certain products.

       The Company's engineering department is primarily responsible for the design and testing of its products. The Company has computer-aided design systems to assist its engineers in developing new products and modifying existing products. The Company also retains outside design firms to assist its engineers in designing new products. In addition to internally developing products, the Company may purchase tooling, license intellectual property, or otherwise sell products produced by others to the Company's specifications which may be marketed under the Dirt Devil(R) brand name.

       A majority of the raw materials purchased by the Company are component parts, such as motors, bags, cords, and plastic parts, which are available from multiple suppliers. The amount of time required by suppliers to fill orders released by the Company varies from three to four months in the case of motors and cords and one to four days for plastic parts. The Company does not believe that it is dependent on any single source for any significant portion of its raw material or component purchases. The Company believes that it has good relationships with its suppliers and outsource assemblers and has not experienced any significant raw material or component shortages.

----------------

Employees
---------

       As of December 31, 1996, the Company employed approximately 615 full-time employees, a decrease of 15 employees from the prior year-end resulting primarily from attrition. In addition, the Company generally utilizes temporary personnel during the period when the Company is responding to its peak selling season. During 1996, the peak temporary personnel level reached approximately
530. The Company's employees are not represented by any labor union. The Company considers its relations with its employees to be good.

Governmental Regulation
-----------------------

       The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste, emissions, and from hazardous substances. The Company is also subject to the Federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in the production areas of its facilities. The Company is not a party to any investigation or litigation by the Environmental Protection Agency or any state environment agency. The Company believes that it is in compliance, in all material respects, with applicable environmental and occupational safety regulations.

Business Segment Information
----------------------------

      For description, see Note 11 of Notes to Consolidated Financial
Statements.

ITEM 2. PROPERTIES
------------------

       On December 31, 1996, the Company and its subsidiaries owned or leased the properties listed on the following table.

                                            Approximate
                                           Square Footage
                                           --------------      Lease Expirations
     Location and Address                 Owned      Leased   (excluding renewals)    Function
     --------------------                 -----      ------   --------------------    --------
     650 Alpha Drive                        --       57,000          01/01            Corporate Headquarters
      Highland Heights, Ohio                                                          and Assembly

     1340 East 289th Street            106,000         --            11/11            Assembly
      Wickliffe, Ohio  (1)

     8120 Tyler Blvd.                  300,000         --             N/A             Shipping
      Mentor, Ohio

     6100 Heisley Road                 188,000         --             N/A             Assembly
       Mentor, Ohio

     855 E. Greg Street                     --       46,000          01/99            Shipping
      Sparks, Nevada

(1) This leased property is reflected as owned because it contains a bargain purchase option of $1. For further description, see Note 4 of Notes to Consolidated Financial Statements.

       In addition, the Company utilizes public warehouses where appropriate. The Company believes that these arrangements are more cost effective than leasing its own warehouses.

       The Company considers its present facilities suitable and adequate for the anticipated needs of the Company.

       During the second quarter of 1996, the Company sold two facilities which were previously closed in 1995. The aggregate net proceeds were $2.2 million in cash and the assumption of a $3.7 million capital lease liability by one of the buyers.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

       The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

       None

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

       Set forth below is certain information with respect to all executive officers of the Company.

                                                                          Position and Offices
       Name                               Age                             with the Company
     --------                           -------            -----------------------------------------------
     Michael J. Merriman                  40               Chief Executive Officer and President
     Gary J. Dieterich                    51               Senior Vice President - Administration
     James A. Holcomb                     46               Vice President - Marketing & Strategic Planning
     Jeremiah J. Lynch                    36               Vice President - Operations
     T. Keith Moone                       41               Vice President - Sales


       The following is a brief account of the business experience during the past five years of each such executive officer:

       Michael J. Merriman was appointed Chief Executive Officer in July 1995, President and Chief Operating Officer in January 1995, and Director in October 1993. From May 1992 until his appointment as President he served as Vice President - Finance, Treasurer and Secretary of the Company. Prior thereto, he was employed for 14 years as a certified public accountant with the international accounting firm Arthur Andersen & Co. He was a partner in the firm from 1990 to 1992.

       Gary J. Dieterich has been Senior Vice President - Administration since December 1994. Prior to that time, he served as the Company's Vice President - Information Systems from 1991 to 1994 and Director of Information Systems from 1988 to 1991.

       James A. Holcomb has been Vice President - Marketing and Strategic Planning since August 1994. Prior to that time, he served 2 years as Vice President of Marketing and Strategic Planning with the Regina Company and one year as Global Manager for Thompson Consumer Electronics.

       Jeremiah J. Lynch has been Vice President - Operations since September 1996. Mr. Lynch joined the Company in April, 1996 as Manager-Quality. Prior to joining the Company, he was employed for 5 years at Little Tikes, a division of Rubbermaid, where he held several positions including Director of Quality.

       T. Keith Moone has been Vice President - Sales since December 1995. Prior to that he served as the Company's National Sales Manager from May 1994 - December 1995. Prior to joining the Company, he was employed for 7 years with Western Publishing as Director - National Accounts

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

       The Company's common shares are quoted on the New York Stock Exchange
(NYSE) under the symbol RAM. The following table sets forth, for the periods indicated, the high and low sales price for the Company's Common Shares as reported by the New York Stock Exchange.

                                             Year Ended December 31,

                                     1996                               1995
                                 -----------                        ------------
                             High           Low                 High            Low
                             ----           ---                 ----            ---
Quarters:
   First                      4 1/4         2 5/8                4             2 5/8
   Second                     7 1/4         4 1/8                3 3/4         2 5/8
   Third                      6 7/8         4 5/8                4 5/8         2 7/8
   Fourth                     9             6 1/8                3 3/4         2 1/2

       The Company has not declared or paid any cash dividends and currently intends not to pay any cash dividends in 1997. The Board of Directors intends to retain earnings, if any, to support the operations and growth of the business. In addition, the Company's credit agreement permits the payment of cash dividends up to 50% of its net income from the preceding year and stock repurchases up to $7.5 million.

       On March 14, 1997, there were approximately 1,500 shareholders of record of the Company's Common Shares, as reported by National City Corporation, the Company's Registrar and Transfer Agent, which maintains its corporate offices at National City Center, Cleveland, Ohio 44101-0756.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------

       The following table sets forth selected consolidated financial data of the Company. The selected Consolidated Statements of Operations and Consolidated Balance Sheet data for each of the five years during the period ended December 31, 1996, are derived from the audited Consolidated Financial Statements of the Company. Prior period amounts have been restated to reflect reclassifications to conform to a 1995 change in the valuation method of accounting for inventory from the LIFO method to the FIFO method. The data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                       Year Ended December 31,
                                                  ----------------------------------------------------------------------
                                                      1996          1995            1994           1993           1992
                                                     ------        ------          ------         ------         ------
Consolidated Statements of Operations:                     (Dollars in thousands, except per share amounts)
Net sales                                          $286,123       $270,564        $278,322       $313,899       $ 394,980
Cost of sales                                       204,000        201,555         200,568        229,581         250,832
                                                   --------       --------        --------       --------       ---------
   Gross margin                                      82,123         69,009          77,754         84,318         144,148
Advertising and promotion                            40,443         40,496          42,298         61,280          79,397
Other selling                                         8,977         11,898          12,914         12,530          14,875
General and administrative                           11,515         12,971          12,309         12,893          13,301
Engineering and product development                   3,905          3,281           2,176          2,589           2,544
Special charges                                          --         16,294              --             --              --
                                                   --------       --------        --------       --------       ---------
   Income (loss) from operations                     17,283        (15,931)          8,057         (4,974)         34,031
Interest expense                                      2,559          4,001           4,483          5,475           3,155
Other (income) expense, net                            (622)           311             460          1,674             (23)
                                                   --------       --------        --------       --------       ---------
   Income (loss) before taxes                        15,346        (20,243)          3,114        (12,123)         30,899
Income tax expense (benefit)                          5,910         (6,487)          1,152         (4,346)         12,046
                                                   --------       --------        --------       --------       ---------
   Net income (loss)                               $  9,436       $(13,756)       $  1,962      $  (7,777)      $  18,853
                                                   ========       ========        ========      =========       =========
Net income (loss) per common share                 $    .39       $    (57)      $     .08      $    (.32)      $     .76
                                                   ========       ========       =========      ==========      =========
Weighted average number of common
   shares and equivalents outstanding
   (in thousands)                                    24,213         23,999          24,011         24,000          24,946
Consolidated Balance Sheet Data (at end of period)
   Working capital                                 $ 29,638       $ 46,045       $  51,151       $ 56,692       $  79,727
   Total assets                                     126,141        131,261         141,208        153,351         187,097
   Long-term debt                                    15,743         45,999          46,927         59,609          68,106
   Shareholders' equity                              56,234         46,575          60,155         58,004          65,692

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------
                    (In thousands, except per share amounts)

       The following table sets forth, for the years indicated, the percentages of net sales of certain items in the Consolidated Statements of Operations and the percentage change in such items as compared to the indicated prior year. Prior period percentages have been restated to reflect reclassifications to conform to a 1995 change in the valuation method of accounting for inventory from the LIFO method to the FIFO method.


                                                                                      Year to Year
                                                 Year Ended December 31,          Increases (Decreases)
                                                 ----------------------           ---------------------
                                              1996         1995         1994   1996 vs. 1995   1995 vs. 1994
                                             ------       ------       ------  -------------   -------------
Net sales                                    100.0%       100.0%        100.0%       5.8%          (2.8)%
Cost of sales                                 71.3         74.5          72.1        1.2             .5
                                             -----        -----         -----       ----          -----
   Gross margin                               28.7         25.5          27.9       19.0          (11.2)
Advertising and promotion                     14.1         15.0          15.2        (.1)          (4.3)
Other selling                                  3.1          4.4           4.6      (24.6)          (7.9)
General and administrative                     4.0          4.8           4.4      (11.2)           5.4
Engineering and product development            1.4          1.2            .8       19.0           50.8
Special charges                                 --          6.0            --         --             --
                                             -----        -----         -----       ----          -----
   Income (loss) from operations               6.1         (5.9)          2.9        N/A            N/A
Interest expense                                .9          1.5           1.6      (36.0)         (10.8)
Other (income) expense, net                    (.2)          .1            .2        N/A          (32.4)
                                             -----        -----         -----       ----          -----
   Income (loss) before income taxes           5.4%        (7.5)%         1.1%       N/A%           N/A%
                                             =====        =====         =====       ====          =====

1996 VS. 1995

       Net sales for 1996 were $286,123, an increase of 5.8% from 1995. The overall increase in net sales was due primarily to sales of the new Dirt Devil(R) Broom Vac(R), the Dirt Devil(R) Ultra MVP(TM) and Dirt Devil(R) Ultra Hand Vac. The increase in net sales was partially offset by decreases in unit sales of the Company's other product lines. Overall sales to the top 5 customers for 1996 (all of which are major retailers) accounted for approximately 59.3% of net sales as compared with approximately 56.8% in 1995. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, increased from 25.5% for 1995 to 28.7% in 1996. The gross margin percentage was positively affected in 1996 primarily by the introduction of new products, lower product returns, lower cost of certain parts and the elimination of the Company's European operations.

       Advertising and promotion expenses for 1996 were $40,443, comparable with 1995. Increases in domestic advertising and promotion expenditures, including media and co-op spending, were offset by savings from the divesture of European operations. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during product and promotional campaign introductions. The Company has recently utilized direct response infomercials for the introduction of its new products. The Company began a major new advertising campaign in the first quarter of 1997.

       Other selling expenses for 1996 were $8,977, a decrease of 24.6% from 1995. The largest component of other selling expenses are internal sales and marketing personnel compensation and commissions to manufacturers' representatives. The Company has reduced its dependency on outside manufacturers' representatives, resulting in the decrease in other selling expenses. The decrease in manufacturers' representatives commissions was partially offset by increases in internal sales and marketing personnel.

       General and administrative expenses for 1996 were $11,515, a decrease of 11.2% from 1995. General and administrative expenses decreased as a percentage of net sales from 4.8% to 4.0%. The principal components are compensation (including benefits), insurance, travel, provision for doubtful accounts, and professional services. The decrease is principally attributable to the elimination of the Company's European operations and a decrease in the provision for doubtful accounts in 1996 as compared to 1995. In 1995, the Company increased the provision for doubtful accounts due to concerns with respect to the economic health of certain retail customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

1996 VS. 1995 (CONTINUED)

       Engineering and product development expenses for 1996 were $3,905, an increase of 19.0% from 1995, as the Company intensified its new product innovation efforts. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in 1996 was primarily due to costs associated with the three new product introductions in 1996 and three new products scheduled for introduction in 1997.

       Interest expense for 1996 was $2,559, a decrease of 36.0% from 1995. The decrease in interest expense resulted primarily, from lower levels of variable rate borrowings to finance working capital and capital expenditures, and a lower effective borrowing rate.

       Other expense (income) principally reflects the effect of foreign currency transaction gains or losses related primarily to the Company's international assets and the cost of the Company's trade accounts receivable securitization program. The amount also includes the gain from the sale of a facility of $638, and the proceeds from insurance reimbursement of legal expenses of $319 in 1996.

       Due to the factors discussed above, the Company had income before income taxes for 1996 of $15,346, as compared to a loss before income taxes for 1995 of $20,243, which included special charges of $16,294. The components of the Company's effective income tax expense rate of 38.5% are described in Note 6 of the Company's Consolidated Financial Statements.

1995 VS. 1994

       Net sales for 1995 were $270,564, a decrease of 2.8% from 1994. The overall decrease in net sales was due primarily to lower European net sales from the Company's European subsidiaries which the Company sold in the fourth quarter of 1995. Domestic net sales experienced continued decreases in unit sales of the Dirt Devil(R) Hand Vac, the original Dirt Devil(R) Broom Vac(R) and the Dirt Devil(R) Stick Vac, partially offset by sales of the new Dust Devil(R) Cordless Hand Vac and increased unit sales of upright vacuum cleaners, in particular the new Dirt Devil(R) Impulse(TM). Overall sales to the top 5 customers for 1995 (all of which are major retailers) accounted for approximately 56.8% of net sales as compared with approximately 52.5% in 1994.

       Gross margin, as a percent of net sales, decreased from 27.9% for 1994 to 25.5% in 1995. The gross margin percentage was negatively affected in 1995 primarily by cost increases for plastic component parts and other materials and continued competitive pricing and promotional pressures.

       Advertising and promotion expenses for 1995 were $40,496, a decrease of 4.3% from 1994. The decrease in advertising and promotional expenditures resulted from significant reductions in European advertising and promotional expenditures and the elimination of racecar sponsorships, partially offset by an increase in domestic television expenditures.

       Other selling expenses for 1995 were $11,898, a decrease of 7.9% from 1994. The largest component of other selling expenses are commissions to manufacturers' representatives, however, no such commissions are incurred on sales made directly to certain large retail customers. Although manufacturers' representatives commissions declined in 1995 compared with 1994, the decline was partially offset by increases in internal sales and marketing personnel.

       General and administrative expenses for 1995 were $12,971, an increase of 5.4% from 1994. General and administrative expenses increased as a percentage of net sales from 4.4% to 4.8%. The principal components are compensation (including benefits), insurance, travel, provision for doubtful accounts, and professional services. The increase is principally attributable to an increase in the provision for doubtful accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

1995 VS. 1994 (CONTINUED)

       Engineering and product development expenses for 1995 were $3,281, an increase of 50.8% from 1994, as the Company intensified its new product innovation efforts. The increase in engineering and product development expenses in 1995 were primarily due to increases in internal engineering personnel and increase in outside professional engineering and design services and other related product development expenditures due to two new product introductions in 1995 and three new products scheduled for introduction in 1996.

       In 1995, the Company recorded special charges of $16,294, primarily related to losses resulting from the disposal of certain inventory, molds and tooling and other intangibles primarily resulting from the decisions made to refocus the Company's primary operating and marketing efforts on the North American market. The special charges include a $11,567, write-down to the net realizable value of certain molds, tooling, inventory, and other assets being disposed of or held for sale, a $2,598, restructuring charge related to the Company's sale of its European operations, and $2,129, of special charges related to losses from the discontinuation of the Dirt Devil(R) Cyclone(TM) product line and executive severance. The Company's European operations, which have been less than 10% of the Company's total net sales, have generated approximately $30,000 in pre-tax losses before special charges since 1991. The Company sold substantially all of its European assets during the fourth quarter of 1995. In connection with the sale of its European operations, the Company has licensed certain foreign trademarks and patents.

       Interest expense for 1995 was $4,001, a decrease of 10.8% from 1994. The decrease in interest expense resulted primarily, from lower levels of variable rate borrowings to finance working capital and capital expenditures, but was partially offset by a higher effective borrowing rate.

       Other expense (income) principally reflects the effect of foreign currency transaction gains or losses related primarily to the Company's European operations.

       Due to the factors discussed above, the Company incurred a loss before income taxes for 1995 of $20,243, as compared to income before income taxes for 1994 of $3,114.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has used working capital generated from operations and the proceeds from the sale of two facilities and certain trade receivables to fund its operations, capital expenditures and its reduction in long-term debt. Working capital was $29,638 at December 31, 1996, a decrease of 35.6% over December 31, 1995 level. Current liabilities increased by $15,477 reflecting in part an increase in trade accounts payable, accrued advertising and promotions, accrued salaries, benefits and payroll taxes and accrued income taxes. Current assets in 1996 were comparable to 1995. A trade accounts receivable reduction of $3,797 (net of a $14,300 sale of trade receivables, as described below) and a reduction in refundable and deferred income taxes of $5,070 were partially offset by an increase in inventory of $5,644 and an increase in prepaid expenses and other of $1,292.

       In 1996, the Company utilized $9,592 of cash for capital expenditures, including approximately $6,877 for tooling related to the Dirt Devil(R) Ultra MVP(TM), the Dirt Devil(R) Ultra Hand Vac, the Dirt Devil(R) Swivel Glide(TM) and the Dirt Devil(R) Mop Vac(TM).

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at December 31, 1996. The facility provides for revolving credit up to $50,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was approximately $42,000 as of December 31, 1996, resulting in availability of approximately $39,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the Agreement. At December 31, 1996, the bank's base lending rate was 8.25%. The Company's effective interest rate was 8.86% and 9.60% for the years 1996 and 1995. In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 1996. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

       In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell, through a wholly-owned subsidiary, certain trade accounts receivables. The maximum amount of receivables that can be sold is seasonally adjusted. The maximum amount allowed at any given time through February 28, 1997, is $16,000, $9,000, thereafter. At December 31, 1996, the Company received approximately $14,300 from the sale of trade accounts receivables. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $161 in 1996, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       During the second quarter of 1996, the Company sold two facilities which were closed in 1995. The aggregate net proceeds included $2,237 in cash and the assumption of $3,690 of capital lease liability by one of the buyers.

       In February 1997, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 1,200 of its outstanding common shares. Through March 26, 1997, the Company has repruchased 115 shares for an aggregate purchase price of $754. The program is scheduled to expire on March 1, 1998.

       The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, and stock repurchases, if any.

QUARTERLY OPERATING RESULTS (UNAUDITED)

       The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments and reclassification to conform with a 1995 change in the valuation method of accounting for inventory from the LIFO method to the FIFO method) that the Company considers necessary for a fair presentation of such information for the interim periods.

                                                            Three Months Ended (a)
                           -----------------------------------------------------------------------------------------
                            Dec. 31,   Sept. 30,  June 30,   March 31,   Dec. 31,   Sept. 30,  June 30,   March 31,
                              1996       1996       1996       1996        1995       1995       1995       1995
                            --------   ---------  --------   ---------   --------   ---------  --------   ---------
Net sales                     $97,204    $73,688    $62,969    $52,262     $96,303    $66,990    $58,255    $49,016
Gross margin                   30,633     21,223     16,504     13,763      27,502     16,253     14,018     11,236
Net income (loss)               4,625      3,151      1,328        332       2,789    (12,279)    (1,888)    (2,378)
Net income (loss) per
   common share (b)               .19        .13        .05        .01         .12       (.51)      (.08)      (.10)
(a) See Note 1 of Notes to Consolidated Financial Statements.
(b) The sum of 1996 quarterly net income per common share does not equal annual net income per common share due to the effect of rounding.

       The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac and Dirt Devil(R) Broom Vac(R), are given as gifts and therefore sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

OTHER

       The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition in the upright market segment since 1992, and believes that its net sales and market share in the domestic upright market segment remain under pressure as a result of increased advertising expenditures and new product introductions by its competitors. The Company's most significant competitors are Hoover and Eureka, and Black & Decker in the hand-held market. These competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company.

INFLATION

       The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices.

ACCOUNTING STANDARDS

       The Company will be required to implement Statement of Financial Accounting Standards "SFAS" No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in the first quarter of 1997. The Company expects the implementation of SFAS No. 125 will not have a material impact on its consolidated financial position and results of operations.

       The Company will also be required to implement SFAS No. 128, Earnings Per Share, in the fourth quarter of 1997. The Company expects the implementation of SFAS No. 128 will not have a material impact on its calculation of earnings per share.

       The Company adopted the disclosure-only option of SFAS No. 123, Accounting for Stock-Based Compensation, as of December 31, 1996. The impact of implementing SFAS No. 123 is discussed in Note 8 to the consolidated financial statements.

FORWARD LOOKING STATEMENTS

       Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry; the cost and effectiveness of planned advertising, marketing and promotional campaigns, the success at retail of the Company's new products, and the dependence upon the Company's ability to continue to successfully develop and introduce innovative products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Royal Appliance Mfg. Co.

       We have audited the consolidated financial statements and the financial statement schedule of Royal Appliance Mfg. Co. and Subsidiaries listed in the index on page 31 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Appliance Mfg. Co. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                           Coopers & Lybrand L.L.P.

Cleveland, Ohio
February 11, 1997

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                             December 31, December 31,
                                                                                 1996         1995
                                                                             -----------  -----------
ASSETS
Current assets:
  Cash                                                                          $  1,001      $    --
  Trade accounts receivable, less allowance for doubtful accounts
     of $1,350 and $2,000 at December 31, 1996 and 1995, respectively             39,761       43,558
  Inventories                                                                     34,052       28,408
  Deferred income taxes                                                            6,552        7,230
  Refundable income taxes, net                                                        --        4,392
  Prepaid expenses and other                                                       2,436        1,144
                                                                                --------     --------
          Total current assets                                                    83,802       84,732
                                                                                --------     --------

Property, plant and equipment, at cost:
  Land                                                                             2,356        3,405
  Buildings                                                                       13,117       14,463
  Molds, tooling, and equipment                                                   44,716       37,596
  Furniture and office equipment                                                   5,221        5,352
  Assets under capital leases                                                      4,810        9,058
  Leasehold improvements and other                                                 2,717        2,565
                                                                                --------     --------
                                                                                  72,937       72,439
          Less accumulated depreciation and amortization                          35,654       30,760
                                                                                --------     --------
                                                                                  37,283       41,679
                                                                                --------     --------

Tooling deposits                                                                   3,962        4,047
Other                                                                              1,094          803
                                                                                --------     --------

          Total assets                                                          $126,141     $131,261
                                                                                ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                        $ 20,679      $16,073
  Accrued liabilities:
      Advertising and promotion                                                   11,682        7,253
      Salaries, benefits, payroll taxes                                            5,980        3,056
      Warranty and customer returns                                                7,975        7,600
      Income taxes                                                                 3,503          --
      Interest and other                                                           3,680        3,963
Current portions of capital lease obligations and notes payable                      665          742
                                                                                --------     --------
          Total current liabilities                                               54,164       38,687
                                                                                --------     --------

Revolving credit agreement                                                         2,886       28,839
Capitalized lease obligations, less current portion                                3,307        7,174
Notes payable, less current portion                                                9,550        9,986
                                                                                --------     --------
       Total long-term debt                                                       15,743       45,999
                                                                                --------     --------
            Total liabilities                                                     69,907       84,686
                                                                                --------     --------

Commitments and contingencies (Notes 4 and 5)                                         --           --

Shareholders' equity:
  Serial preferred shares; authorized - 1,000,000 shares;
     none issued and outstanding                                                      --           --
  Common shares, at stated value; authorized - 101,000,000 shares;
     issued and outstanding - 25,231,100 and 25,200,000 at December 31, 1996
     and 1995, respectively                                                          210          210
  Additional paid-in capital                                                      41,500       41,583
  Retained earnings                                                               27,611       18,175
  Cumulative translation adjustment                                                 (107)        (413)
                                                                                --------     --------
                                                                                  69,214       59,555
  Less treasury shares, at cost (1,201,000 shares at
     December 31, 1996 and 1995, respectively)                                   (12,980)     (12,980)
                                                                                --------     --------
          Total shareholders' equity                                              56,234       46,575
                                                                                --------     --------

          Total liabilities and shareholders' equity                            $126,141     $131,261
                                                                                ========     ========

   The accompanying notes are an integral part of these financial statements.

                  ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  1996                1995                1994
                                                               ---------           ---------           ----------
                                                                                                        (Note 1)

Net sales                                                      $ 286,123           $ 270,564            $ 278,322

Cost of sales                                                    204,000             201,555              200,568
                                                               ---------           ---------            ---------

   Gross margin                                                   82,123              69,009               77,754

Advertising and promotion                                         40,443              40,496               42,298
Other selling                                                      8,977              11,898               12,914
General and administrative                                        11,515              12,971               12,309
Engineering and product development                                3,905               3,281                2,176
Special charges                                                       --              16,294                   --
                                                               ---------           ---------            ---------

   Income (loss) from operations                                  17,283             (15,931)               8,057


Interest expense, net                                              2,559               4,001                4,483
Other (income) expense, net                                         (622)                311                  460
                                                               ---------           ---------            ---------

   Income (loss) before income taxes                              15,346             (20,243)               3,114

Income tax expense (benefit)                                       5,910              (6,487)               1,152
                                                               ---------           ---------            ---------

   Net income (loss)                                           $   9,436            $(13,756)            $  1,962
                                                               =========            ========             ========
Net income (loss) per common share                             $     .39            $   (.57)                 .08
Weighted average number of common shares
   and equivalents outstanding (in thousands)                     24,213              23,999               24,011

   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          FOR YEARS ENDED DECEMBER 31,

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     Common Shares       Additional            Cumulative         Treasury Shares       Total
                                     -------------        Paid-In    Retained  Translation                          Shareholders'
                                  Number      Amount      Capital    Earnings   Adjustment      Number     Amount      Equity
                                  ------      ------     ----------  --------   ----------      ------    ---------    ------
Balance at December 31, 1993     25,200,000  $     210   $  41,467   $  29,969   $    (662)   1,201,000   $ (12,980)  $  58,004
   Translation adjustment                                                              131                                  131
   Compensatory effect of
     stock options                                              58                                                           58
   Net income                                                            1,962                                            1,962
                                 ----------  ---------   ---------   ---------   ---------    ---------   ---------   ---------

Balance at December 31, 1994     25,200,000        210      41,525      31,931        (531)   1,201,000     (12,980)     60,155
   Translation adjustment                                                              118                                  118
   Compensatory effect of
     stock options                                              58                                                           58
   Net loss                                                            (13,756)                                         (13,756)
                                 ----------  ---------   ---------   ---------   ---------    ---------   ---------   ---------

Balance at December 31, 1995     25,200,000        210      41,583      18,175        (413)   1,201,000     (12,980)     46,575
   Translation adjustment                                                              306                                  306
   Compensatory effect of
     stock options                                            (199)                                                        (199)
   Shares issued from
     stock option plan               31,100                    116                                                          116
   Net income                                                            9,436                                            9,436
                                 ----------  ---------   ---------   ---------   ---------    ---------   ---------   ---------

Balance at December 31, 1996     25,231,100  $     210   $  41,500   $  27,611   $    (107)   1,201,000   $ (12,980)  $  56,234
                                 ==========  =========   =========   =========   =========    =========   =========   =========


   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR YEARS ENDED DECEMBER 31,

                             (DOLLARS IN THOUSANDS)


                                                                                  1996                1995               1994
                                                                                 ------              ------             -----
                                                                                                                       (Note 1)
Cash flows from operating activities:
  Net income (loss)                                                             $  9,436            $(13,756)          $  1,962
                                                                                --------            --------           --------
  Adjustments to reconcile net income (loss) to net cash
  from operating activities:
    Depreciation and amortization                                                  8,719              11,586             12,089
    Compensatory effect of stock options                                            (199)                 58                 58
    (Gain) loss on disposal of tooling, property & equipment                        (467)              9,170                 --
(Increase) decrease in assets:
    Trade accounts receivable, net                                                 3,797               1,787             (8,120)
    Inventories                                                                   (5,644)                268             11,233
    Refundable, deferred and accrued income taxes                                  8,573              (7,248)             5,408
    Prepaid expenses and other                                                    (1,288)              1,030               (181)
    Other                                                                           (305)                (67)              (677)
Increase (decrease) in liabilities:
    Trade accounts payable                                                         4,587               5,988             (2,119)
    Accrued advertising and promotion                                              4,429              (1,731)            (1,266)
    Accrued salaries, benefits, and payroll taxes                                  2,924                  46               (160)
    Accrued warranty and customer returns                                            375                 100                 --
    Accrued interest and other                                                       (47)              1,783                109
                                                                                --------            --------           --------
       Total adjustments                                                          25,454              22,770             16,374
                                                                                --------            --------           --------
    Net cash from operations                                                      34,890               9,014             18,336
                                                                                --------            --------           --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                     (9,677)              (8,872)            (5,868)
   Proceeds from sale of plants and equipment                                     2,237                   --                 --
   Decrease (increase) in tooling deposits                                           85               (2,634)              (417)
   Cash proceeds from sale of European operations                                    --                3,548                 --
                                                                                --------            --------           --------
       Net cash from investing activities                                        (7,355)              (7,958)            (6,285)
                                                                                --------            --------           --------

Cash flows from financing activities:
   Payments on bank debt, net                                                   (25,953)             (11,179)           (11,823)
   Proceeds from notes payable                                                       --               10,450                 --
   Payments on notes payable                                                       (398)                 (45)                --
   Proceeds from exercise of stock options                                          116                  --                  --
   Payments on capital lease obligations                                           (293)                (325)              (302)
                                                                                --------            --------           --------
       Net cash from financing activities                                       (26,528)              (1,099)           (12,125)
                                                                                --------            --------           --------

Effect of exchange rate changes on cash                                              (6)                  43                 74
                                                                                --------            --------           --------

Net decrease in cash                                                              1,001                   --                 --

Cash at beginning of year                                                            --                   --                 --
                                                                                --------            --------           --------

Cash at end of year                                                            $  1,001             $     --           $     --
                                                                               ========             ========           ========

Supplemental disclosure of cash flow information:
Cash payments for:
   Interest, net of capitalized interest                                       $  3,018             $  4,378           $  4,687
                                                                               ========             ========           ========
   Income taxes, net of refunds                                                $ (2,663)            $    761           $ (4,251)
                                                                               ========             ========           ========

Supplemental schedule of noncash investing and financing activities:
   Exchange of certain tooling for the forgiveness of
     related note payable                                                      $     --             $    586           $    --
                                                                               ========             ========           ========
   Assignment of capital lease obligation to buyer                             $  3,690             $     --           $    --
                                                                               ========             ========           ========

   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ACCOUNTING POLICIES:

       DESCRIPTION OF BUSINESS - Royal Appliance Mfg. Co. ("Royal" or the "Company"), an Ohio corporation with its corporate offices in the Cleveland, Ohio metropolitan area, develops, assembles and markets a full line of cleaning products for home and commercial use under the Dirt Devil(R) and Royal(R) brand names. In 1984, the Company introduced the first in a line of Dirt Devil(R) hand-held vacuum cleaners, which the Company believes has become the largest selling line of hand-held vacuum cleaners in the United States. The Company has used the Dirt Devil(R) brand name recognition to gain acceptance for other Dirt Devil(R) products.

       The following is a summary of significant policies followed in the preparation of the accompanying Consolidated Financial Statements.

       BASIS OF PRESENTATION - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The companies are hereinafter referred to as "Royal" or the "Company".

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

       Certain prior year amounts have been reclassified to conform to the 1996 presentation.

       Net income (loss) per common share is computed based on the weighted average number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds.

       The Company's revenue recognition policy is to recognize revenues when products are shipped.

       Foreign operations are conducted in their local currency. Assets and liabilities of Royal's international operations are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. The effects of these translation adjustments are reported as a separate component of shareholders' equity. The net effect of currency gains and losses realized on business transactions is included in the determination of net income (loss).

       ADVERTISING AND PROMOTIONAL EXPENDITURES - Cost incurred for producing and communicating advertising are expensed during the period incurred, including cost incurred under the Company's cooperative advertising program.

       INVENTORIES - Inventory is stated at the lower of cost or market. In September 1995, the Company changed its method of accounting for domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. Management believes the FIFO method will provide a better matching of current costs and current revenues due to past and future decreases in costs and changes in the mix of products as the Company's ability to introduce new products into the marketplace increases.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

1. ACCOUNTING POLICIES: (CONTINUED)

       The effect of the change in accounting method was insignificant for the year 1995, and increased income and earnings per common share for the year 1994 as follows:

                                                            Effect of Change in Accounting Method
                                                            -------------------------------------

                                                                             1994
                                                                           --------

           Increase in net income                                            $407
           Increase in net income
              per common share                                               $.02

Inventories at December 31 consisted of the following:

                                          December 31,         December 31,
                                              1996                 1995
                                          ------------         ------------
          Finished goods                    $ 23,177             $ 15,400
          Work in process and
          component parts                     10,875               13,008
                                            --------             --------
                                            $ 34,052             $ 28,408
                                            ========             ========

       PROPERTY, PLANT AND EQUIPMENT - the Company capitalizes as additions to property, plant and equipment expenditures at cost for molds, tooling, land, buildings, equipment, furniture, and leasehold improvements. Expenditures for maintenance and repairs are charged to operating expense as incurred. The asset and related accumulated depreciation or amortization accounts are adjusted to reflect retirements and disposals and the resulting gain or loss is included in the determination of net income (loss).

       Plant and equipment are depreciated over the estimated useful lives of the respective classes of assets. Leasehold improvements and assets held under capital leases are amortized over their respective lease terms. Accumulated amortization on assets under capital leases totaled $1,902 and $2,302 at December 31, 1996 and 1995, respectively.

       Depreciation for financial reporting purposes is computed on the straight-line method using the following depreciable lives:

       Buildings..............................................40 years
       Buildings under capital lease .........................20 years
       Molds, tooling, and equipment .........................3-10 years
       Furniture and office equipment ........................3-10 years
       Vehicles ..............................................3 years

       Accelerated methods as permitted by the applicable tax law are used for tax reporting purpose.

       FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments consist of a revolving credit agreement and notes payable and are carried at amounts which approximate fair value.

       NEW ACCOUNTING PRONOUNCEMENTS - The Company will be required to implement Statement of Financial Accounting Standards "SFAS" No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in the first quarter of 1997. The Company expects the implementation of SFAS No. 125 will not have a material impact on its consolidated financial position and results of operations.

       The Company will also be required to implement SFAS No. 128, Earnings Per Share, in the fourth quarter of 1997. The Company expects the implementation of SFAS No. 128 will not have a material impact on its calculation of earnings per share.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

1. ACCOUNTING POLICIES: (CONTINUED)

       The Company adopted the disclosure-only option of SFAS No. 123, Accounting for Stock-Based Compensation, as of December 31, 1996. The impact of implementing SFAS No. 123 is discussed in Note 8 to the consolidated financial statements.

2. SPECIAL CHARGES:

       In 1995, pursuant to a board approved plan, the Company recorded special charges of $16,294, primarily related to losses from the disposal of certain inventory, molds and tooling and other intangibles primarily resulting from a decision to refocus the Company's primary operating and marketing efforts on the North American market. The special charges include a $11,567 write-down to the net realizable value of certain molds, tooling, inventory and other assets disposed of or held for sale, $2,598 restructuring charge related to the Company's sale of its European operations, and $2,129 of special charges related to losses from the disposal of certain inventory and intangibles resulting from discontinuing the Dirt Devil(R) Cyclone(TM) product line and executive severance. The Company completed the sale of its European operations in 1995 and liquidated its European real estate in 1996.

       Of the initial special charges, $369 remained as a reserve as of December 31, 1996. The balance of the reserve is primarily comprised of warranty obligations and other related charges. A summary of the special charges reserve account is presented below:

                                                             1996                1995
                                                         -----------         --------
Reserve balance at beginning of year                       $ 1,548            $    --

    Expenses charged to operations                              --             16,294
    Realized loss on disposal of property,
      equipment and inventories                               (666)           (12,372)

    Severance and other cash outflows                         (513)            (2,374)
                                                           -------            -------

Reserve balance at end of year                             $   369            $ 1,548
                                                           =======            =======

3. DEBT:

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at December 31, 1996. The facility provides for revolving credit up to $50,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was approximately $42,000 as of December 31, 1996, resulting in availability of approximately $39,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the Agreement. At December 31, 1996, the bank's base lending rate was 8.25%. The Company's effective interest rate was 8.86% and 9.60% for the years 1996 and 1995. In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility. The carrying amount of the facility approximates fair value.

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 1996. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

3. DEBT: (CONTINUED)

       In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell, through a wholly-owned subsidiary, certain trade accounts receivables. The maximum amount of receivables that can be sold is seasonally adjusted. The maximum amount allowed at any given time through February 28, 1997, is $16,000, $9,000, thereafter. At December 31, 1996, the Company received approximately $14,300 from the sale of trade accounts receivables. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $161 in 1996, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and adminstrative responsibilites for the purchased receivables.

       The Company has a variable rate mortgage note payable in the amount of $4,204. The note is collateralized by one of the Company's assembly facilities. Monthly payments of principal and interest are payable through July 1, 2000, at which time the balance of approximately $3,485 is due. Interest is at a 2.35% spread above the 30 day commercial paper rate. At December 31, 1996, the 30 day commercial paper rate was 5.38%. The carrying amount of the mortgage note payable approximates fair value.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,764. The note is collateralized by the Company's distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

       During the second quarter of 1996, the Company sold two facilities which were closed in 1995. The aggregate net proceeds were $2,237 in cash and the assumption of a $3,690 capital lease liability by the buyer.

       Aggregate maturities of the notes payable and revolving credit facility at December 31, 1996, are as follows:

          1997      $   418
          1998          452
          1999        3,375
          2000        8,609
                    -------
                    $12,854
                    =======

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

4. LEASES:

       Royal leases various facilities, equipment and vehicles under capital and operating lease agreements. Operating lease payments totaled $677, $1,255 and $1,548 for the years ended December 31, 1996, 1995, and 1994, respectively.

       Minimum commitments under all capital and operating leases at December 31, 1996 are as follows:

                   Year                                                  Capital             Operating
                   ----                                                  -------             ---------
                  1997 ................................................$     552              $   445
                  1998 ................................................      551                  291
                  1999 ................................................      553                  159
                  2000 ................................................      555                   69
                  2001 ................................................      244                   50
                  Thereafter ..........................................    3,471                   15
                                                                       ---------             --------
                  Total minimum lease payments ........................    5,926             $  1,029
                                                                                             ========

                  Less amount representing interest ...................    2,372
                                                                       ---------

                  Total present value of capital obligation ...........    3,554
                  Less current portion ................................      247
                                                                       ---------

                  Long-term obligation under capital leases............$   3,307
                                                                       =========

5. COMMITMENTS AND CONTINGENCIES:

       At December 31, 1996, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $9,600 including commitments for television advertising through March 31, 1997. Other contractual commitments for items in the normal course of business total approximately $3,100.

       The Company is self-insured with respect to workers' compensation benefits in Ohio and carries excess workers' compensation insurance covering aggregate claims exceeding $350 per occurrence.

       The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

6. INCOME TAXES:

       The income tax provision (benefit) consisted of the following (1994 amounts have been restated to reflect the Company's election off the Last-In, First-Out (LIFO) method of valuing inventory. See Note 1):

                                            1996                    1995                   1994
                                           ------                  ------                 -----
Current (Refundable)

     Federal                           $       4,643          $      (4,601)         $         832
     State and local                             589                     10                     39
Deferred (benefit)                               678                 (1,896)                   281
                                       -------------          -------------          -------------
Total                                  $       5,910          $      (6,487)         $       1,152
                                       =============          =============          =============

       Deferred income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. At December 31, 1996 and 1995, the components of the net deferred tax asset were as follows:

                                                                  1996                       1995
                                                                 ------                     -----
Deferred tax assets:

     Warranty and customer returns                            $    3,694                 $    3,188
     Bad debt reserve                                                527                        782
     Inventory basis difference                                      590                        617
     Accrued vacation, salaries and wages                            398                        258
     AMT credit carry forward                                         --                        762
     State and local taxes                                           756                        356
     Basis difference in fixed assets                              1,037                        577
     Accrued advertising                                              --                        576
     Self insurance reserves                                         137                        150
     Charitable contributions carryforward                            --                        197
     Other                                                           191                        276

Deferred tax liabilities:

     State and local taxes                                          (521)                      (425)
     Other                                                          (257)                       (84)
                                                              ----------                 ----------
Net deferred tax asset                                        $    6,552                 $    7,230
                                                              ==========                 ==========


       As of December 31, 1996, the Company has state and local tax net operating loss carryforward tax benefits of approximately $571 which will substantially expire between 2008 and 2010.

       The differences between income taxes at the statutory federal income tax rate of 34% and those reported in the Consolidated Statements of Operations are as follows:

                                                                   Year Ended December 31,
                                        ------------------------------------------------------------------------------
                                                    % of Pre-tax                % of Pre-tax               % of Pre-tax
                                            1996       Income          1995         Loss          1994        Income
                                           ------     --------        ------       ------       -------      -------
Tax (benefit) provision at statutory rate  $ 5,218       34.0%       $(6,883)      (34.0)%      $ 1,059        34.0%
Capital losses on disposition of foreign
   subsidiaries and other non deductible
   expenses                                     87         .6            461         2.3             --          --
State and local income taxes,
   net of federal benefit                      257        1.7           (400)       (1.9)            36         1.2
Federal surtax on income over $10 million       70         .5             --          --             --          --
Other, net                                     278        1.7            335         1.6             57         1.8
                                           -------     ------        -------      ------        -------      ------
                                           $ 5,910       38.5%       $(6,487)      (32.0)%      $ 1,152        37.0%
                                           =======     ======        ========     ======        =======      ======

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

7. MAJOR CUSTOMERS:

      Royal's two largest customers represented approximately 33.0% and 11.3% of total net sales in 1996, 28.6% and 15.5% in 1995 and 24.5% and 14.4% of total net sales in 1994. Additionally, a significant concentration of Royal's business activity is with major domestic mass market retailers whose ability to meet their financial obligations with Royal is dependent on economic conditions germane to the retail industry. During recent years, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

      The Company provides credit, in the normal course of business, to the retail industry which includes mass market retailers, warehouse clubs, and independent dealers. The Company performs ongoing credit evaluations of its customers and establishes appropriate allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

8. STOCK OPTIONS:

       Under the terms of the Company's stock option plans for employees, outside directors and consultants, all outstanding options have been granted at prices at least equal to the then current market value on the date of grant, except for 50,000 options granted to a consultant below market value in November, 1996. The compensation element of these 50,000 options is being recognized as compensation expense over the two year vesting period. Certain stock options granted become exercisable in cumulative 20% installments, commencing one-year from date of grant with full vesting occurring on the fifth anniversary date, and expire in ten years, subject to earlier termination in certain events related to termination of employment. Other stock options granted vest at the end of five years ("5 year cliff vesting") and expire in six years, subject to earlier termination in certain events related to termination of employment. Vesting may be accelerated in certain events relating to change of the Company's ownership.

       The following summarizes the changes in the number of Common Shares under option:

                                                     1996                    1995                    1994
                                                    ------                  ------                  -----
Options outstanding at beginning
   of the year                                           1,141                   1,051                     762
Options granted during the year                          1,639                     446                     330
Options exercised during the year                          (31)                     --                      --
Options canceled during the year                          (263)                   (356)                    (41)
                                               ---------------         ---------------         ---------------
Options outstanding at end of year                       2,486                   1,141                   1,051
                                               ===============         ===============         ===============
Options exercisable at end of the year                     439                     326                     298
Option price range per share                   $3.00 to $10.25         $3.25 to $10.00          $3.75 to $10.00

       The 439 exercisable options at December 31, 1996, are exercisable at an average exercise price of $5.33. The Company's current option plans, which provide for a total of 3,060 options, have 543 options remaining for future grants at December 31, 1996.

       The Company accounts for employee stock options under Accounting Principles Board "APB" Opinion No. 25, under which no compensation cost has been recognized, except for options granted below market value. The Company adopted the disclosure-only option of SFAS No. 123, Accounting for Stock-Based Compensation, as of December 31, 1996. Had compensation cost been determined based upon the fair market value at the grant date for awards granted in 1996 and 1995 consistent with the methodology prescribed in SFAS No. 123, the effect on 1996 and 1995 net income (loss) and earnings (loss) per share would have been immaterial.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

9. SHAREHOLDER RIGHTS PLAN:

       The Company has a Shareholder Rights Plan which provides that under certain circumstances each Right will entitle the shareholder to purchase one one-hundredth of a share of Series A Participating Preferred Stock at an exercise price of $40. Upon the occurrence of certain other events, including if a "Person" becomes the beneficial owner of more than 20% of the outstanding Common Shares or an "Adverse Person" becomes the beneficial owner of 10% of the outstanding Common Shares, the holder of a Right will have the right to receive, upon exercise, Common Shares of the Company, or Common Stock of the acquirer, having a value equal to two times the exercise price of the Right. The Shareholder Rights Plan is designed to deter abusive market manipulation or unfair takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. The Rights expire on November 2, 2003, unless redeemed prior to that date. The Rights can be redeemed at a price of $.01 per Right.

10. BENEFIT PLANS:

       The Company sponsors a 401(k) defined contribution plan which covers substantially all of its employees who have satisfied the plan's eligibility requirements. Participants may contribute to the plan by voluntarily reducing their salary up to a maximum of 15% of qualified compensation subject to annual I.R.S. limits. All contributions vest immediately. For 1996, the matching contribution was 100%, up to the first 2% of qualified compensation, and 50% of the next 4% of such compensation. The Company has also made discretionary contributions to the plan. The Company's provisions for matching and discretionary contributions totaled approximately $797, $754 and $692 for the years ended December 31, 1996, 1995 and 1994, respectively.

       Voluntary after-tax contributions and certain rollover contributions are also permitted.

       During 1996, the Company established a voluntary, non-qualified deferred compensation plan for key executives. The Company has recorded a deferred compensation liability of $180 as of December 31, 1996.

       The Company does not offer any other post-retirement benefits, accordingly, it is not subject to the provisions of Statement of Financial Accounting Standards "SFAS" No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

11. BUSINESS SEGMENT INFORMATION:

       Prior to the sale of the Company's European operations in the fourth quarter of 1995 (Note 2), sales and marketing operations of the Company were principally located in both the United States and Europe. All Company operated assembly facilities have been and are located in the United States. Included in the amounts disclosed for the United States are amounts attributable to all North American countries. Included in the Europe loss from operations is approximately $1,800 and $5,197 of advertising, promotion and certain selling expenditures for 1995 and 1994, respectively, which represents the parent Company's funding of market penetration, including television advertising for the European market.

                                           Business Segment Information
                                                by Geographic Area

                                                                1996                  1995                1994
                                                               ------                ------               -----
                                                                                                         (Note 1)

Net sales
    United States                                         $  286,123  (A)        $  259,727           $   259,522
    Europe                                                        --                 10,837                18,800
                                                          ----------             ----------            ----------
                                                          $  286,123             $  270,564           $   278,322
                                                          ==========             ==========           ===========

Income (loss) from operations
    United States                                         $   17,283            $   (14,664) (B)      $    13,012
    Europe                                                        --                 (1,267)               (4,955)
                                                          ----------             ----------            ----------
                                                          $   17,283            $   (15,931)          $     8,057
                                                          ==========            ===========           ===========

Identifiable assets
    United States                                         $  126,141            $   128,287           $   130,547
    Europe                                                        --                  2,974                10,661
                                                          ----------             ----------            ----------
                                                          $  126,141            $   131,261           $   141,208
                                                          ==========            ===========           ===========

Capital expenditures (includes cash and
  noncash acquisitions)
    United States                                         $    9,592            $    10,691           $     5,860
    Europe                                                        --                    815                   425
                                                          ----------             ----------            ----------
                                                          $    9,592            $    11,506           $     6,285
                                                          ==========            ===========           ===========

Depreciation and amortization expense
    United States                                         $    8,719            $    11,398           $    11,909
    Europe                                                        --                    188                   180
                                                          ----------             ----------            ----------
                                                          $    8,719            $    11,586           $    12,089
                                                          ==========            ===========           ===========

(A)  Includes export sales originating from the United States in 1996.
(B)  Amount includes special charges of $16,294

12. SUBSEQUENT EVENT:

         In February 1997, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 1,200 of its outstanding common shares. Through March 26, 1996, the Company has repurchased 115 shares for an aggregate purchase price of $754. The program is scheduled to expire on March 1, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURES
        ---------------------

         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

       Information required by this Item with respect to Executive Officers of the Company is set forth in Part I of this Annual Report on Form 10-K. Information required by this Item with respect to members of the Board of Directors of the Company contained under the headings "Nominees for Terms Expiring in 1999" and "Directors whose Terms Expire in 1998" in the Company's Proxy Statement, dated March 28, 1997, is incorporated herein by reference.

       Information required by this Item with respect to compliance with Section 16 of the Exchange Act contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, dated March 28, 1997, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

       The information required by this Item relating to executive compensation contained under the headings "Compensation of Directors", "Executive Officers' Compensation", "Options Grants in 1996", "Aggregated Option Exercises in 1996 and Year-End Option Values", and "Change-in-Control and Other Employment Arrangements" in the Company's Proxy Statement, dated March 28, 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

       The information required by this Item contained under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", in the Company's Proxy Statement, dated March 28, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

       None

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                                                                        PAGE
                                                                                                        ----
 (a)(1) Financial Statements
        --------------------

        Report of Independent Accountants                                                                16

        Consolidated Balance Sheets at December 31, 1996 and 1995                                        17

        Consolidated Statements of Operations - Years Ended
            December 31, 1996, 1995 and 1994                                                             18

        Consolidated Statement of Shareholders' Equity - Years Ended
            December 31, 1996, 1995 and 1994                                                             19

        Consolidated Statements of Cash Flows - Years Ended
            December 31, 1996, 1995 and 1994                                                             20

        Notes to Consolidated Financial Statements                                                    21-29

    (2) Financial Statement Schedules
        -----------------------------

        The following consolidated financial statement schedule of Royal Appliance Mfg. Co. and
        Subsidiaries is included in Item 14(d):

           Schedule II    - Valuation and Qualifying Accounts                                            33

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
        Commission are not required under the related instructions, are inapplicable, or the information has been included in the Notes to Consolidated Financial Statements

    (3) Exhibits
        --------

        The exhibits filed herewith are set forth on the Index to Exhibits filed as part of
        this report.                                                                                34 - 35

 (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1996.                    --

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1997.

                  ROYAL APPLIANCE MFG. CO.
                              Registrant

                  By       /s/ Michael J. Merriman
                     ---------------------------------------------
                              Michael J. Merriman
                       Chief Executive Officer and President

                  Date       March 26, 1997
                       -------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 26th day of March 1997.

Signature                            Title
---------                            -----
  /s/ Michael J. Merriman            Chief Executive Officer, President and Director
---------------------------------    (Principal Executive and Financial Officer)
Michael J. Merriman

  /s/ Richard G. Vasek               Controller, Secretary and Chief Accounting Officer
---------------------------------    (Principal Accounting Officer)
Richard G. Vasek

R. Louis Schneeberger *              Chairman of the Board
---------------------------------
R. Louis Schneeberger

Jack Kahl Jr.*                       Director
---------------------------------
Jack Kahl Jr.

E. Patrick Nalley *                  Director
---------------------------------
E. Patrick Nalley

J.B. Richey *                        Director
---------------------------------
J.B. Richey

John P. Rochon *                     Director
---------------------------------
John P. Rochon

* The undersigned, by signing his name hereto, does hereby sign this Form 10-K on behalf of Royal Appliance Mfg. Co., and the above named directors and officers of Royal Appliance Mfg. Co., pursuant to a Power of Attorney executed on behalf of Royal Appliance Mfg. Co. and each of such directors and officers and which has been filed with the Securities and Exchange Commission.

                        /s/ Michael J. Merriman
                        ------------------------------------------
                        Michael J. Merriman, Chief Executive Officer, President and Director, and Attorney-in-Fact

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           Schedule II - VALUATION AND
                             QUALIFYING ACCOUNTS
              For Years Ended December 31, 1994, 1995, and 1996
                             (Dollars in thousands)

                                              Balance at        Additions Charged to                                  Balance at
              Description                 Beginning of Year      Expenses and Costs           Deductions              End of Year
              -----------                 -----------------      ------------------           ----------              -----------
Allowance for Doubtful Accounts:
--------------------------------
Year Ended
    December 31, 1994                        $         913            $    75                $    60  (A)            $         928

Year Ended
    December 31, 1995                        $         928            $ 1,062                $   (10) (A)            $       2,000

Year Ended
    December 31, 1996                        $       2,000            $   144                $   794  (A)            $       1,350

Inventory Reserve:
------------------

Year Ended
    December 31, 1994                        $       4,265            $    41  (B)           $ 2,149  (C)            $       2,157

Year Ended
    December 31, 1995                        $       2,157            $ 2,434  (B)           $ 2,902  (C)            $       1,689

Year Ended
    December 31, 1996                        $       1,689            $  760   (B)           $1,048   (C)            $       1,401


Note:    (A) Uncollectible accounts charged off, less recoveries.
         (B) Reserve for product model changes.
         (C) Disposal of obsolete inventory.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                Index to Exhibits
                                  for Form 10-K


       Exhibit                                   Description
       -------                                  -------------
        3(a)    Articles of Incorporation, amended and restated May 4, 1992, N/A filed as Exhibit 3.1 of Registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 1992, filed with the
                Commission on August 13, 1992, and incorporated herein by
                reference.

        3(b)    Code of Regulations, amended and restated May 4, 1992, filed as
                Exhibit 3.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, filed with the Commission on August 13, 1992, incorporated herein by reference.

        3(c)    Amendment to Amended and Restated Articles of Incorporation
                October 21, 1993, filed as an Exhibit to Registrant's Form 8-K filed with the Commission on November 1, 1993, and incorporated herein by reference.

        4(a)    Restated Credit and Security Agreement dated as of March 27,
                1996, by and among the Registrant and various banks including
                National City Commercial Finance, Inc. as agent. Filed as
                Exhibit 4(a) to the Annual Report on Form 10-K for the year-ended December 31, 1995, incorporated by reference.

        4(b) Amendment No. 1 to Restated Credit and Security Agreement dated as of October 1, 1996, by and among the Registrant and various banks including National City Commercial Finance, Inc. as Agent.
                Filed as Exhibit 4(a) of Registrant's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1996, filed with the Commission on November 11, 1996, and incorporated herein by reference.

        4(c)    Receivable Purchase and Servicing Agreement dated as of October
                1, 1996, by the Registrant, Royal Appliance Receivables, Inc., as Seller, and Capital USA Funding L.P., as Purchaser. Filed as
                Exhibit 4(b) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 11, 1996, and incorporated herein by reference.

                The Registrant agrees to furnish copies of certain of its other long-term debt to the Commission upon request.

        4(d) Shareholder Rights Agreement dated as of October 21, 1993, filed as an Exhibit to Registrant's Form 8-K filed with the Commission on November 1, 1993, and incorporated herein by reference.

        10(a)   Royal Appliance Mfg. Co. 1991 Stock Option Plan for Outside
                Directors, filed as Exhibit 10.12 to the Registrant's
                Registration Statement on Forms S-1, filed with the Commission on August 6, 1991, file number 33-41211 (the "Initial
                Registration Statement"), incorporated herein by reference.

        10(b)   Royal Appliance Mfg. Co. Employees and Consultants Stock Option
                Plan, filed as Exhibit 10.13 to the Initial Registration
                Statement, incorporated herein by reference.

        10(c)   Form of Indemnity Agreement for Directors and Officers of the
                Registrant, filed as Exhibit 10.38 to the Initial Registration
                Statement, incorporated herein by reference.

        10(d)   Lease dated December 11, 1981 by and between Syndicated
                Properties and the Registrant, as amended, filed as Exhibit 10.7 to the Initial Registration Statement, incorporated herein by reference.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                Index to Exhibits
                                  for Form 10-K


       Exhibit                                   Description
       -------                                  -------------
        10(e)   Annual Management Incentive Plan Description. Filed as Exhibit
                10(f) to the Annual Report on Form 10-K for the year ended
                December 31, 1993, incorporated herein by reference.

        10(f)   Royal Appliance Mfg. Co. Key Executive Long-Term Incentive Pla
                filed as Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 1995, incorporated herein by reference.

        10(g) Form of Severance and Employment Agreement between the registrant and Mssrs. Merriman, Dieterich, Holcomb, Lynch and Moone, respectively, filed as Exhibit 10(g) to the Annual
                Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

        10(h)   Employment Agreement dated September 15, 1995, between the
                Registrant and Mr. Merriman filed as Exhibit 10(l) to the Annual Report on Form 10-K for the year ended December 31, 1995, incorporated herein by reference.

        10(i)   Royal Appliance 401(k) Plus Plan, effective July 1, 1996.

        11      Statement regarding computation of per share earnings.

        21      Subsidiaries of Registrant

        23      Consent of Coopers & Lybrand regarding S-8 Registration.

        24      Powers of Attorney of the Registrant, Directors and Principal
                Financial Officer of the Registrant.

        27      Financial Data Schedule

        99.1    Form 11-K Annual Report for Royal Appliance Mfg. Co. Employees
                Profit Sharing Retirement Plan and Trust.

        99.2    Consent of independent accounts