Form 10-Q
period 1997-03-31
ROYAL APPLIANCE MANUFACTURING CO
filed 1997-05-13
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended MARCH 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934. For the transition period from        to
                                                             --------  --------

         Commission file number 0-19431


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

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

       Common Shares, without par value                 23,741,000
       --------------------------------       -----------------------------
                    (Class)                   (Outstanding at May 13, 1997)


The Exhibit index appears on sequential page 14.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX



                                                                                Page No.
Part I            FINANCIAL INFORMATION

     Item 1       Financial Statements

                  Consolidated Balance Sheets -
                    March 31, 1997 and December 31, 1996                             3

                  Consolidated Statements of Operations -
                    three months ended March 31, 1997 and 1996                       4

                  Consolidated Statements of Cash Flows -
                    three months ended March 31, 1997 and 1996                       5

                  Notes to Consolidated Financial Statements                       6-7


     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             8-11



Part II           OTHER INFORMATION

     Item 6       Exhibits and Reports on Form 8-K                                  12


Signatures                                                                          13


Exhibit Index                                                                       14

                  Exhibit 11* - Computation of earnings per common share.           15
                  Exhibit 27* - Financial data schedule

*Numbered in accordance with Item 601 of Regulation S-K.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                          March 31,   December 31,
                                                                            1997         1996
                                                                         ---------    -----------

ASSETS                                                                  (Unaudited)
Current assets:
  Cash                                                                   $      --    $   1,001
  Trade accounts receivable, net                                            28,924       39,761
  Inventories                                                               25,672       34,052
  Refundable and deferred income taxes                                       6,474        6,552
  Prepaid expenses and other                                                 3,036        2,436
                                                                         ---------    ---------
          Total current assets                                              64,106       83,802
                                                                         ---------    ---------

Property, plant and equipment, at cost:
  Land                                                                       2,356        2,356
  Building                                                                  13,117       13,117
  Molds, tooling, and equipment                                             44,880       44,716
  Furniture and office equipment                                             5,494        5,221
  Assets under capital leases                                                4,810        4,810
  Leasehold improvements and other                                           2,729        2,717
                                                                         ---------    ---------
                                                                            73,386       72,937
          Less accumulated depreciation and amortization                    37,196       35,654
                                                                         ---------    ---------
                                                                            36,190       37,283
                                                                         ---------    ---------

Tooling deposits                                                             6,597        3,962
Other                                                                        1,646        1,094
                                                                         ---------    ---------

          Total assets                                                   $ 108,539    $ 126,141
                                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                 $  15,682    $  20,679
  Accrued liabilities:
      Advertising and promotion                                              5,657       11,682
      Salaries, benefits, payroll taxes                                      2,563        5,980
      Warranty and customer returns                                          7,900        7,975
      Income taxes                                                             827        3,503
      Interest and other                                                     4,101        3,680
Current portions of capital lease obligations and notes payable                669          665
                                                                         ---------    ---------
          Total current liabilities                                         37,399       54,164
                                                                         ---------    ---------

Revolving credit agreement                                                   2,217        2,886
Capitalized lease obligations, less current portion                          3,272        3,307
Notes payable, less current portion                                          9,419        9,550
                                                                         ---------    ---------
       Total long-term debt                                                 14,908       15,743
                                                                         ---------    ---------
            Total liabilities                                               52,307       69,907
                                                                         ---------    ---------

Commitments and contingencies (Note 3)                                          --           --

Shareholders' equity:
  Common shares, at stated value                                               210          210
  Additional paid-in capital                                                41,637       41,500
  Retained earnings                                                         28,217       27,611
  Cumulative translation adjustment                                           (107)        (107)
                                                                         ---------    ---------
                                                                            69,957       69,214
  Less treasury shares, at cost (1,316,000 and 1,201,000 shares at
     March 31, 1997, and December 31, 1996, respectively)                  (13,725)     (12,980)
                                                                         ---------    ---------
          Total shareholders' equity                                        56,232       56,234
                                                                         ---------    ---------

          Total liabilities and shareholders' equity                     $ 108,539    $ 126,141
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


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                           Three months ended
                                                                         ----------------------
                                                                                March 31,
                                                                           1997         1996
                                                                         ---------    ---------

Net sales                                                                $  58,618    $  52,262

Cost of sales                                                               42,384       38,499
                                                                         ---------    ---------

    Gross margin                                                            16,234       13,763

Advertising and promotion                                                    9,023        6,403
Other selling                                                                1,837        2,074
General and administrative                                                   3,005        3,044
Engineering and product development                                          1,022          771
                                                                         ---------    ---------

    Income from operations                                                   1,347        1,471

Interest expense, net                                                          253          855
Other expense, net                                                              84           71
                                                                         ---------    ---------

    Income before income taxes                                               1,010          545

Income tax expense                                                             404          213
                                                                         ---------    ---------

    Net income                                                           $     606    $     332
                                                                         =========    =========

Net income per common share                                              $     .02    $     .01
Weighted average number of common shares
    and equivalents outstanding (in thousands)                              24,390       23,999


  The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                              Three months
                                                                             Ended March 31,
                                                                         ----------------------
                                                                           1997         1996
                                                                         ---------    ---------
Cash flows from operating activities:

   Net income                                                            $     606    $     332
                                                                         ---------    ---------
   Adjustments to reconcile net income to
      net cash from operating activities:
         Depreciation and amortization                                       1,660        1,788
         Compensatory effect of stock options                                   20           15
      (Increase) decrease in assets:
         Trade accounts receivable, net                                     10,837       12,163
         Inventories                                                         8,380         (708)
         Refundable, deferred, and accrued income taxes                     (2,598)       5,340
         Prepaid expenses and other                                           (600)        (716)
         Other                                                                (670)        (468)
      Increase (decrease) in liabilities:
         Trade accounts payable                                             (4,997)      (3,199)
         Accrued advertising and promotion                                  (6,025)      (2,986)
         Accrued salaries, benefits, and payroll taxes                      (3,417)        (281)
         Accrued warranty and customer returns                                 (75)        (200)
         Accrued interest and other                                            421           76
                                                                         ---------    ---------
                  Total adjustments                                          2,936       10,824
                                                                         ---------    ---------
            Net cash from operating activities                               3,542       11,156
                                                                         ---------    ---------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                  (449)        (328)
   Increase in tooling deposits                                             (2,635)        (821)
                                                                         ---------    ---------
            Net cash from investing activities                              (3,084)      (1,149)
                                                                         ---------    ---------

Cash flows from financing activities:
   Payments on bank debt                                                      (669)      (9,824)
   Payments on note payable                                                   (102)         (97)
   Payments on capital lease obligations                                       (60)         (89)
   Proceeds from exercise of stock options                                     117           --
   Repurchase of common stock                                                 (745)          --
                                                                         ---------    ---------
             Net cash from financing activities                             (1,459)     (10,010)
                                                                         ---------    ---------

Effect of exchange rate changes on cash                                         --            3
                                                                         ---------    ---------

Net decrease in cash                                                        (1,001)          --
                                                                         ---------    ---------

Cash at beginning of period                                                  1,001           --
                                                                         ---------    ---------

Cash at end of period                                                    $      --    $      --
                                                                         =========    =========

Supplemental disclosure of cash flow information:
Cash payments (refunds) for:
   Interest                                                              $     340    $   1,161
                                                                         =========    =========

   Income taxes, net of refunds                                          $   3,002    $  (5,128)
                                                                         =========    =========



  The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

       The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of March 31, 1997, and December 31, 1996, and the related statements of operations and cash flows as of, and for the interim periods ended, March 31, 1997 and 1996. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

       The Company's revenue recognition policy is to recognize revenues when products are shipped.

       Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding and when applicable is adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds.

NOTE 2:  INVENTORIES

       Inventories are stated at the lower of cost or market. Inventories at March 31, 1997, and December 31, 1996, consisted of the following:

                                                      March 31,  December 31,
                                                       1997         1996
                                                     ---------    ---------
Finished goods                                       $  19,946    $  23,177
Work in process and purchased parts                      5,726       10,875
                                                     ---------    ---------

  Inventories at FIFO cost                           $  25,672    $  34,052
                                                     =========    =========

NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At March 31, 1997, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $7,100, including commitments for television advertising through September 30, 1997. Other contractual commitments for items in the normal course of business total approximately $1,800.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 4:  DEBT

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at March 31, 1997. The facility provides for revolving credit up to $50,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $27,000 as of March 31, 1997, resulting in availability of approximately $25,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR, plus a rate spread as defined in the agreement. At March 31, 1997, the base lending rate was 8.50%. In addition, the Company pays a commitment fee at the annual rate of 0.375% on the unused portion of the facility. The carrying amount of the facility approximates fair value.

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 1997. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

       In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell, through a wholly-owned subsidiary, certain trade accounts receivables. The maximum amount of receivables that can be sold is seasonally adjusted. The maximum amount allowed at March 31, 1997, is $9,000. At March 31, 1997, the Company received approximately $8,000 from the sale of trade accounts receivables. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $132 for the first quarter ended March 31, 1997, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       The Company has a variable rate mortgage note payable in the amount of $4,161. The note is collateralized by one of the Company's assembly facilities. Monthly payments of principal and interest are payable through July 1, 2000, at which time the balance of approximately $3,485 is due. Interest is at a 2.35% spread above the 30 day commercial paper rate. At March 31, 1997, the 30 day commercial paper rate was 5.66%. The carrying amount of the mortgage note payable approximates fair value.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,706. The note is collateralized by the Company's distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5:  SHARE REPURCHASE PROGRAM

       In February 1997, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 1,200 of its outstanding common shares. As of March 31, 1997, the Company has repurchased 115 shares for an aggregate purchase price of $745. The program is scheduled to expire on March 1, 1998.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

       Net sales increased 12.2% for the first quarter ended March 31, 1997, compared with the same period in the prior year. The increase in the first quarter was primarily a result of sales of the new Dirt Devil(R) Ultra MVP(TM) upright vacuum and the Dirt Devil(R) Ultra Hand Vac, which was introduced during the second quarter of 1996. The increase in net sales was partially offset by decreases in the sales of certain other products in the Dirt Devil(R) vacuum line. Overall sales to the top 5 customers in the first three months of 1997 (all of which are major retailers) accounted for approximately 68.3% of net sales as compared with approximately 51.1% in the first three months of 1996. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, increased from 26.3% for the first quarter 1996 to 27.7% in the first quarter 1997. The gross margin percentage was positively affected in 1997 primarily by the introduction of new products and production costs being allocated over higher net sales. The increase in gross margin as a percent of net sales, was partially offset by higher product returns.

       Advertising and promotion expenses for the first quarter 1997 were $9,023, an increase of 40.9% from the first quarter 1996. The increase in advertising and promotion expenses was due primarily to the launch of the Fred Astaire advertising campaign. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter and during product and promotional campaign introductions. Beginning in 1996, the Company has utilized direct response infomercials for the introduction of its new products.

       Other selling expenses for the first quarter 1997 were $1,837, a decrease of 11.4% from the first quarter 1996. The largest components of other selling expenses are internal sales and marketing personnel compensation and commissions to manufacturers' representatives. The Company has reduced its dependency on outside manufacturers' representatives resulting in lower commissions for the first quarter 1997, compared with the same period in 1996.

       General and administrative expenses for the first quarter 1997 were $3,005, comparable with the first quarter 1996. General and administrative expenses decreased as a percentage of net sales from 5.8% to 5.1% because of the higher net sales in the first quarter 1997. The principal components are compensation (including benefits), insurance, travel and professional services.

       Engineering and product development expenses for the first quarter 1997 were $1,022, an increase of 32.6% from the first quarter 1996, as the Company intensified its new product innovation efforts. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in the first quarter 1997 was primarily due to costs associated with the three new product introductions in 1997.

       Interest expense for the first quarter 1997 was $253, a decrease of 70.4% from the first quarter 1996. The decrease in interest expense resulted primarily from lower levels of variable rate borrowings to finance working capital and capital expenditures, and a lower effective borrowing rate.

       Other expense principally reflects the effect of foreign currency transaction gains or losses related to the Company's international assets and the cost of the Company's trade accounts receivable securitization program.

       Due to the factors discussed above, the Company had income of $1,010 before income taxes for the first quarter 1997 compared to income of $545 before income taxes for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has used working capital generated from operations to fund its operations, capital expenditures and its reduction in long-term debt. Working capital was $26,707 at March 31, 1997, a decrease of 9.9% over the December 31, 1996 level. Current liabilities decreased by $16,765 principally reflecting a decrease in trade payables of $4,997, accrued advertising of $6,025, accrued salaries, benefits and payroll taxes of $3,417, and accrued income taxes of $2,676. Current assets also decreased by $19,696 reflecting a reduction in trade accounts receivable by $10,837 (net of a $8,000 sale of trade receivables, as described below) and inventory of $8,380 which was partially offset by an increase in prepaid expenses.

       In the first three months of 1997, the Company utilized $3,084 of cash for capital purchases, including approximately $2,600 of tooling related to the new Dirt Devil(R) Swivel Glide(TM) and Dirt Devil(R) Mop Vac(TM).

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at March 31, 1997. The facility provides for revolving credit up to $50,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $27,000 as of March 31, 1997, resulting in availability of approximately $25,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR, plus a rate spread as defined in the Agreement. At March 31, 1997, the base lending rate was 8.50% In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility.

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 1997. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, certain real estate, equipment and general intangibles.

       In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell, through a wholly-owned subsidiary, certain trade accounts receivables. The maximum amount of receivables that can be sold is seasonally adjusted. The maximum amount allowed at March 31, 1997, is $9,000. At March 31, 1997, the Company received approximately $8,000 from the sale of trade accounts receivables. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $132 for the first quarter ended March 31, 1997, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       In February 1997, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 1,200 of its outstanding common shares. As of March 31, 1997, the Company has repurchased 115 shares for an aggregate purchase price of $745. The program is scheduled to expire on March 1, 1998.

       The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases.

QUARTERLY OPERATING RESULTS

       The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for the interim periods.


                                                                  Three Months Ended
                              ------------------------------------------------------------------------------------------
                                 March 31,          Dec. 31,          Sept. 30,           June 30,          March 31,
                                   1997               1996               1996               1996               1996
                                   ----               ----               ----               ----               ----
                                                   (Dollars in thousands, except per share amounts)
Net Sales                         $58,618            $97,204            $73,688            $62,969            $52,262
Gross margin                       16,234             30,633             21,223             16,504             13,763
Net income                            606              4,625              3,151              1,328                332
Net income per
 common share (a)                     .02                .19                .13                .05                .01

(a) The sum of 1996 quarterly net income per common share does not equal annual net income per common share due to the effect of rounding

       The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac and Dirt Devil(R) Broom Vac(TM), are given as gifts and therefore sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

OTHER

       The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition in the upright market segment since 1992, and believes that its net sales and market share in the domestic upright market segment remain under pressure as a result of increased advertising expenditures and new product introductions by its competitors. The Company's most significant competitors are Hoover and Eureka, and Black & Decker, in the hand-held market. These competitors and several others are subsidiaries of companies that are more diversified and have greater financial resources than the Company.

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

ACCOUNTING STANDARDS

       The Company implemented Statement of Financial Accounting Standards "SFAS" No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in the first quarter of 1997. The impact of implementing SFAS No. 125 did not have a material impact on its consolidated financial position and results of operations.

       The Company will be required to implement SFAS No. 128, Earnings Per Share, in the fourth quarter of 1997. The Company expects the implementation of SFAS No. 128 will not have a material impact on its calculation of earnings per share.

FORWARD LOOKING STATEMENTS

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

                     Exhibit 11 - Computation of earnings per common share.

                     Exhibit 27 - Financial data schedule

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         Royal Appliance Mfg. Co.
                         -------------------------------------------------
                         (Registrant)






                         /s/  Michael J. Merriman
                         -------------------------------------------------
                         Michael J. Merriman
                         Chief Executive Officer, President and Director (Principal Executive and Financial Officer)






Date:   May 13, 1997     /s/  Richard G. Vasek
       -------------     --------------------------------------------------
                         Richard G. Vasek
                         Controller, Secretary and Chief Accounting Officer
                         (Principal Accounting Officer)

                                INDEX TO EXHIBITS



                                                                                 Page No.

Exhibit 11 - Computation of earnings per common share                                15
Exhibit 27 - Financial data schedule