Form 10-Q
period 1997-06-30
ROYAL APPLIANCE MANUFACTURING CO
filed 1997-08-08
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to _______
     ---------------------------

     Commission file number 0-19431
                            -------

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
                                      ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

   Common Shares, without par value                        23,500,000
  ------------------------------------         -------------------------------
                (Class)                        (Outstanding at August 8, 1997)

The Exhibit index appears on sequential page 14.


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX

                                                                                  Page No.
                                                                                  --------

Part I         FINANCIAL INFORMATION

     Item 1    Financial Statements
     ------    --------------------

               Consolidated Balance Sheets -
                 June 30, 1997 and December 31, 1996                                3

               Consolidated Statements of Operations -
                 three months and six months ended June 30, 1997 and 1996           4

               Consolidated Statements of Cash Flows -
                 six months ended June 30, 1997 and 1996                            5

               Notes to Consolidated Financial Statements                         6-7

     Item 2    Management's Discussion and Analysis of Financial
     ------    -------------------------------------------------
               Condition and Results of Operations                               8-11
               -----------------------------------

Part II        OTHER INFORMATION

     Item 4    Submission of Matters to a Vote of Security Holders                 12
     ------    ---------------------------------------------------

     Item 6    Exhibits and Reports on Form 8-K                                    12
     ------    --------------------------------


Signatures                                                                         13

Exhibit Index                                                                      14

               Exhibit 11* - Computation of earnings per common share.             15
               ----------
               Exhibit 27* - Financial data schedule (EDGAR filing only)
               ----------

*Numbered in accordance with Item 601 of Regulation S-K.

PART I - FINANCIAL INFORMATION
        ITEM 1 - FINANCIAL STATEMENTS
        ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                        June 30,           December 31,
                                                                          1997                 1996
                                                                        --------           ------------

ASSETS                                                                (Unaudited)

Current assets:
  Cash                                                                 $    --             $   1,001
  Trade accounts receivable, net                                          29,212              39,761
  Inventories                                                             38,548              34,052
  Refundable and deferred income taxes                                    10,764               6,552
  Prepaid expenses and other                                               2,160               2,436
                                                                       ---------           ---------
          Total current assets                                            80,684              83,802
                                                                       ---------           ---------

Property, plant and equipment, at cost:
  Land                                                                     2,356               2,356
  Building                                                                13,117              13,117
  Molds, tooling, and equipment                                           53,231              44,716
  Furniture and office equipment                                           5,674               5,221
  Assets under capital leases                                              4,810               4,810
  Leasehold improvements and other                                         2,791               2,717
                                                                       ---------           ---------
                                                                          81,979              72,937
          Less accumulated depreciation and amortization                  39,252              35,654
                                                                       ---------           ---------
                                                                          42,727              37,283
                                                                       ---------           ---------
Tooling deposits                                                           1,841               3,962
Other                                                                      1,855               1,094
                                                                       ---------           ---------
          Total assets                                                 $ 127,107           $ 126,141
                                                                       =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                               $  23,665           $  20,679
  Accrued liabilities:
      Advertising and promotion                                            6,614              11,682
      Salaries, benefits, payroll taxes                                    2,825               5,980
      Warranty and customer returns                                        7,850               7,975
      Income taxes                                                          --                 3,503
      Interest and other                                                   4,606               3,680
  Current portions of capital lease obligations and notes payable            658                 665
                                                                       ---------           ---------
          Total current liabilities                                       46,218              54,164
                                                                       ---------           ---------
Revolving credit agreement                                                 6,916               2,886
Capitalized lease obligations, less current portion                        3,221               3,307
Notes payable, less current portion                                        9,329               9,550
                                                                       ---------           ---------
       Total long-term debt                                               19,466              15,743
                                                                       ---------           ---------
Deferred income taxes                                                      5,573                --
                                                                       ---------           ---------
            Total liabilities                                             71,257              69,907
                                                                       ---------           ---------
Commitments and contingencies (Note 3)                                      --                  --

Shareholders' equity:
  Common shares, at stated value                                             210                 210
  Additional paid-in capital                                              41,663              41,500
  Retained earnings                                                       29,136              27,611
  Cumulative translation adjustment                                         --                  (107)
                                                                       ---------           ---------
                                                                          71,009              69,214
  Less treasury shares, at cost (1,532,650 and 1,201,000 shares at
     June 30, 1997, and December 31, 1996, respectively)                 (15,159)            (12,980)
                                                                       ---------           ---------
          Total shareholders' equity                                      55,850              56,234
                                                                       ---------           ---------
          Total liabilities and shareholders' equity                   $ 127,107           $ 126,141
                                                                       =========           =========


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION

        ITEM 1 - FINANCIAL STATEMENTS
        ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three months ended                  Six months ended
                                                        June 30,                            June 30,
                                           --------------------------------   --------------------------------
                                                 1997            1996               1997            1996
                                            -------------   -------------      -------------   -------------

Net sales                                   $      61,070   $      62,969      $     119,688   $     115,231

Cost of sales                                      43,331          46,465             85,715          84,964
                                            -------------   -------------      -------------   -------------
    Gross margin                                   17,739          16,504             33,973          30,267

Advertising and promotion                           9,726           8,947             18,749          15,350
Other selling                                       1,917           2,286              3,754           4,360
General and administrative                          2,780           2,571              5,785           5,615
Engineering and product development                 1,380             853              2,402           1,624
                                            -------------   -------------      -------------   -------------
    Income from operations                          1,936           1,847              3,283           3,318

Interest expense, net                                 301             663                554           1,518
Other expense (income), net                           145            (993)               229            (922)
                                            -------------   -------------      -------------   -------------
    Income before income taxes                      1,490           2,177              2,500           2,722

Income tax expense                                    571             849                975           1,062
                                            -------------   -------------      -------------   -------------
    Net income                              $         919   $       1,328      $       1,525   $       1,660
                                            =============   =============      =============   =============
Net income per common share                 $         .04   $         .05      $         .06   $         .07
Weighted average number of common shares
and equivalents outstanding (in thousands)         24,193          24,296             24,289          24,142



   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION

        ITEM 1 - FINANCIAL STATEMENTS
        ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



                                                                                    Six months
                                                                                   Ended June 30,
                                                                       --------------------------------------
                                                                            1997                    1996
                                                                       --------------           -------------

Cash flows from operating activities:
   Net income                                                          $    1,525                $    1,660
                                                                       ----------                ----------
   Adjustments to reconcile net income to
      net cash from operating activities:
         Depreciation and amortization                                      3,833                     3,834
         Compensatory effect of stock options                                  41                      (213)
         Gain on disposal of tooling, property, plant and equipment          --                        (648)
      (Increase) decrease in assets:
         Trade accounts receivable, net                                    10,549                    11,609
         Inventories                                                       (4,496)                   (1,641)
         Refundable, deferred, and accrued income taxes                    (2,142)                    6,038
         Prepaid expenses and other                                           276                       365
         Other                                                               (889)                     (186)
      Increase (decrease) in liabilities:
         Trade accounts payable                                             2,986                    (1,620)
         Accrued advertising and promotion                                 (5,068)                   (3,295)
         Accrued salaries, benefits, and payroll taxes                     (3,155)                      632
         Accrued warranty and customer returns                               (125)                     (100)
         Accrued interest and other                                           926                        84
                                                                       ----------                ----------
                  Total adjustments                                         2,736                    14,859
                                                                       ----------                ----------
            Net cash from operating activities                              4,261                    16,519
                                                                       ----------                ----------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net               (9,042)                   (5,846)
   Decrease in tooling deposits                                             2,121                     2,530
   Proceeds from sale of plants and equipment                                --                       2,237
                                                                       ----------                ----------
            Net cash from investing activities                             (6,921)                   (1,079)
                                                                       ----------                ----------

Cash flows from financing activities:
   Proceeds (payments) on bank debt                                         4,030                   (15,105)
   Payments on note payable                                                  (204)                     (198)
   Payments on capital lease obligations                                     (110)                     (169)
   Proceeds from exercise of stock options                                    122                        30
   Repurchase of common stock                                              (2,179)                     --
                                                                       ----------                ----------
             Net cash from financing activities                             1,659                   (15,442)
                                                                       ----------                ----------

Effect of exchange rate changes on cash                                      --                           2
                                                                       ----------                ----------

Net decrease in cash                                                       (1,001)                     --
                                                                       ----------                ----------

Cash at beginning of period                                                 1,001                      --
                                                                       ----------                ----------

Cash at end of period                                                  $     --                  $     --
                                                                       ==========                ==========

Supplemental disclosure of cash flow information:
Cash payments (refunds) for:
   Interest                                                            $      664                $    1,838
                                                                       ==========                ==========
   Income taxes, net                                                   $    3,117                $   (4,976)
                                                                       ==========                ==========

Supplemental schedule of noncash investing and financing activities:
   Assignment of capital lease obligation to buyer                     $     --                  $    3,690
                                                                       ==========                ==========




   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

     The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of June 30, 1997 and December 31, 1996, and the related statements of operations and cash flows as of, and for the interim periods ended, June 30, 1997 and 1996. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

     The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:  INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in first-out (FIFO) basis. Inventories at June 30, 1997, and December 31, 1996, consisted of the following:

                                                      June 30,      December 31,
                                                        1997            1996
                                                      --------        --------

     Finished goods                                    $24,636         $23,177

     Work in process and purchased parts                13,912          10,875
                                                      --------        --------
       Inventories at FIFO cost                        $38,548         $34,052
                                                      ========        ========



NOTE 3:  COMMITMENTS AND CONTINGENCIES

     At June 30, 1997, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $12,000, including commitments for television advertising through December 31, 1997. Other contractual commitments for items in the normal course of business total approximately $3,500.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4:  DEBT

      The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at June 30, 1997. The facility provides for revolving credit up to $50,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $34,300 as of June 30, 1997, resulting in availability of approximately $22,700. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR rate plus a rate spread, as defined in the agreement. At June 30, 1997, the base lending rate was 8.50%. In addition, the Company pays a commitment fee at the annual rate of 0.375% on the unused portion of the facility. The carrying amount of the facility approximates fair value.

      The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 1997. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

      In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. The maximum amount of receivables that can be sold is seasonally adjusted. The maximum amount allowed at June 30, 1997, is $9,000. At June 30, 1997, the Company received approximately $8,000 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $275 for the six months ended June 30, 1997, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

      The Company has a variable rate mortgage note payable in the amount of $4,116. The note is collateralized by one of the Company's assembly facilities. Monthly payments of principal and interest are payable through July 1, 2000, at which time the balance of approximately $3,485 is due. Interest is at a 2.35% spread above the 30 day commercial paper rate. At June 30, 1997, the 30 day commercial paper rate was 5.61%. The carrying amount of the mortgage note payable approximates fair value.

      The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,647. The note is collateralized by the Company's distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5:  SHARE REPURCHASE PROGRAM

      In February 1997, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 1,200 of its outstanding common shares. As of June 30, 1997, the Company has repurchased approximately 332 shares for an aggregate purchase price of $2,179. The program is scheduled to expire on March 1, 1998.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          ---------------------

RESULTS OF OPERATIONS
---------------------

     Net sales decreased 3.0% for the second quarter and increased 3.9% for the six month period ended June 30, 1997, compared with the same periods in the prior year. The decrease in the second quarter was due primarily to lower sales of the Dirt Devil(R) Broom Vac(TM) and lower hand held vacuum sales. The decrease in second quarter net sales was partially offset by increases in the Company's line of upright vacuum cleaners, in particular the Dirt Devil(R) Ultra MVP(TM) which was introduced in the second quarter of 1996 and the new Dirt Devil(R) Swivel Glide(TM) which was introduced late in the second quarter of 1997. The increase in net sales for the six months ended June 30, 1997, was due primarily to the sale of the Dirt Devil(R) Ultra MVP(TM) and the Dirt Devil(R) Swivel Glide(TM). The increase in net sales for the six month period ended June 30, 1997, was partially offset by decreases in the sales of the Dirt Devil(R) Broom Vac(R) and certain other products in the Dirt Devil(R) vacuum line. Overall sales to the top 5 customers (all of which are major retailers) increased, in the first six months of 1997. Sales to the top 5 customers accounted for approximately 65.3% of net sales in the first six months of 1997 as compared with approximately 53.3% in the first six months of 1996. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Gross margin, as a percent of net sales, increased from 26.2% for the second quarter 1996 to 29.1% in the second quarter 1997 and from 26.3% in the first six months of 1996 to 28.4% in the first six months of 1997. The gross margin percentage was positively affected in 1997 primarily by the introduction of new products and lower costs of certain component parts and was partially offset by higher product returns.

     Advertising and promotion expenses increased 8.7% for the second quarter 1997 and increased 22.1% for the six month period ended June 30, 1997 compared with the same periods in 1996. The increase in advertising and promotion expenses was due primarily to the launch of the Fred Astaire advertising campaign and the direct response television campaign for the new Dirt Devil(R) Mop Vac(R), a cordless rechargeable mop which will be shipped to retail in the third quarter of 1997. The Company began utilizing direct response infomercials for the introduction of certain new products in 1996. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during product and promotional campaign introductions.

     Other selling expenses decreased 16.1% for the second quarter 1997 and decreased 13.9% for the six month period ended June 30, 1997 compared with the same periods in 1996. The largest component of other selling expenses are internal sales and marketing personnel compensation. The Company has reduced its dependency on outside manufacturers' representatives resulting in lower commissions for the second quarter and the six month period ended June 30, 1997, compared with the same periods in 1996.

     General and administrative expenses increased 8.1% for the second quarter 1997 and increased 3.0% for the six month period ended June 30, 1997, compared with the same periods in 1996. General and administrative expenses were comparable as a percentage of net sales for the six month period ended June 30, 1997, and for the second quarter. The principal components are compensation (including benefits), insurance, travel and professional services.

--------------------------------------------------------------

     Engineering and product development expenses increased 61.8% for the second quarter 1997 and increased 47.9% for the six month period ended June 30, 1997, as the Company intensified its new product innovation efforts. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in the first six months of 1997 was primarily due to costs associated with the new product introductions in 1997.

     Interest expense decreased 54.6% for the second quarter 1997 and decreased 63.5% for the six month period ended June 30, 1997, compared with the same periods in 1996. The decrease in interest expense resulted primarily from lower levels of variable rate borrowings to finance working capital and capital expenditures and a lower effective borrowing rate.

     Other expense (income) principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's international assets. The 1996 amount also includes the gain from the sale of a facility of $638, and the proceeds from insurance reimbursement of legal expenses of $319 in June, 1996.

     Due to the factors discussed above, the Company had income before income taxes for the second quarter and six months ended June 30, 1997 of $1,490 and $2,500, respectively, as compared to income before income taxes for the second quarter and six months period ended June 30, 1996 of $2,177 and $2,722, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has used working capital generated from operations to fund its operations and capital expenditures. Working capital was $34,466 at June 30, 1997, an increase of 16.3% over December 31, 1996. Current liabilities decreased by $7,946 reflecting in part a $3,155 reduction of accrued salaries, benefits and payroll taxes, a $3,503 reduction of accrued income taxes, and $5,068 reduction of accrued advertising and promotion, which were partially offset by an increase in trade accounts payables of $2,986 and an increase in accrued interest and other of $926. Current assets decreased by $3,118 reflecting in part a $10,549 reduction of trade accounts receivable and a $1,001 reduction of cash which were partially offset by increases in inventory of $4,496 and refundable and deferred income taxes of $4,212.

     In the first six months of 1997, the Company utilized $6,921 of cash for capital purchases, including approximately $4,900 of tooling related to the new Dirt Devil(R) Swivel Glide(TM) and Dirt Devil(R) Mop Vac(TM).

     The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at June 30, 1997. The facility provides for revolving credit up to $50,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $34,300 as of June 30, 1997 resulting in the availability of approximately $22,700. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR rate plus a rate spread, as defined in the Agreement. At June 30, 1997, the bank's base lending rate was 8.50%. In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility.

-------------------------------

     The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 1997. The revolving credit facility is collateralized by the Company's domestic inventory, trade accounts receivable, certain real estate, equipment and general intangibles.

     In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. The maximum amount of receivables that can be sold is seasonally adjusted. The maximum amount allowed at June 30, 1997, is $9,000. At June 30, 1997, the Company received approximately $8,000 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $275 for the six months ended June 30, 1997, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     In February 1997, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 1,200 of its outstanding common shares. As of June 30, 1997, the Company has repurchased approximately 332 shares for an aggregate purchase price of $2,179. The program is scheduled to expire on March 1, 1998.

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


                                                                Three Months Ended

                           --------------------------------------------------------------------------------------------
                               June 30,       March 31,      Dec. 31,       Sept. 30,      June 30,       March 31,
                                1997            1997           1996           1996           1996            1996
                              --------       ---------      --------       ---------      --------       ---------

                                         (Dollars in thousands, except per share amounts)

Net sales                     $ 61,070       $ 58,618       $ 97,204       $ 73,688       $ 62,969       $ 52,262
Gross margin                    17,739         16,234         30,633         21,223         16,504         13,763
Net income                         919            606          4,625          3,151          1,328            332
Net income per
 common share (a)                  .04            .02            .19            .13            .05            .01

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

OTHER
-----

     The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company's most significant competitors are Hoover and Eureka, and Black & Decker, in the hand-held market. These competitors are subsidiaries of companies that are more diversified and have greater financial resources than the Company.

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

FORWARD-LOOKING STATEMENTS
--------------------------

     Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry; the cost and effectiveness of planned advertising, marketing and promotional campaigns, the success at retail of the Company's new products, including the Dirt Devil(R) Mop Vac(R), and the dependence upon the Company's ability to continue to successfully develop and introduce innovative consumer products.

PART II - OTHER INFORMATION

          ITEM 4 -  Submission of Matters to a Vote of Security Holders
          ------    ---------------------------------------------------

                    (a) The Company's annual meeting of shareholders was held April 29, 1997.

                    (b) At the annual meeting, the Company's shareholders elected Messrs. E. Patrick Nalley, Joseph B. Richey II, and R. Louis Schneeberger, as Class II Directors for a two year term which expires at the annual shareholders meeting in 1999.

                         The term of office of Messrs. Jack Kahl Jr.,
                         Michael J. Merriman, and John P. Rochon, the Class I Directors, continued after the 1997 meeting; such term expires at the annual shareholders meeting in 1998.

                    (c) At the annual meeting, the Company's shareholders ratified the appointment of Coopers & Lybrand L.L.P. as auditors of the Company for 1997. The holders of 21,326,576 common shares voted to ratify the appointment, the holders of 122,262 common shares voted against the ratification, and the holders of 46,610 common shares abstained.

                         The following tabulation represents voting for the Class II Directors


                          Name                          FOR                 WITHHELD AUTHORITY
                          ----                          ---                  ------------------
                          Mr. Nalley                  20,270,112                 1,225,336
                          Mr. Richey                  20,271,859                 1,223,589
                          Mr. Schneeberger            20,282,074                 1,213,374

                    (d)  Not applicable

          ITEM 6 -  Exhibits and Reports on Form 8-K
          ------    --------------------------------

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

                             Royal Appliance Mfg. Co.
                             -----------------------------------------------
                             (Registrant)





                             /s/ Michael J.  Merriman
                             -----------------------------------------------
                             Michael J. Merriman
                             Chief Executive Officer, President and Director (Principal Executive and Financial Officer)





Date:   August 8, 1997       /s/ Richard G.  Vasek
       ----------------      -----------------------------------------------
                             Richard G. Vasek
                             Controller, Secretary and Chief Accounting Officer
                             (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Page No.
--------

Exhibit 11 - Computation of earnings per common share                        15
Exhibit 27 - Financial data schedule (EDGAR filing only)