Form 10-Q
period 1997-09-30
ROYAL APPLIANCE MANUFACTURING CO
filed 1997-11-12
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 1997
                                                ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from__________ to _______________

Commission file number 0-19431
                       -------


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



                                 (440) 449-6150
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

   Common Shares, without par value                        23,137,000
 ------------------------------------        -----------------------------------
            (Class)                          (Outstanding at November 11, 1997)


The Exhibit index appears on sequential page 14.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX


                                                                         Page No.
                                                                         --------

Part I        FINANCIAL INFORMATION

 Item 1       Financial Statements
 ------       --------------------

              Consolidated Balance Sheets -
                September 30, 1997 and December 31, 1996                       3

              Consolidated Statements of Operations -
                three months and nine months ended
                September 30, 1997 and 1996                                    4

              Consolidated Statements of Cash Flows -
                nine months ended September 30, 1997 and 1996                  5

              Notes to Consolidated Financial Statements                     6-7


 Item 2       Management's Discussion and Analysis of Financial
 ------       -------------------------------------------------
              Condition and Results of Operations                           8-11
              -----------------------------------



Part II       OTHER INFORMATION

 Item 6       Exhibits and Reports on Form 8-K                                12
 ------       --------------------------------


Signatures                                                                    13


Exhibit Index                                                                 14



PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                                                  September 30,  December 31,
                                                                      1997          1996
                                                                  ------------   -----------

ASSETS                                                             (Unaudited)
Current assets:
Cash                                                               $   1,003    $   1,001
Trade accounts receivable, net                                        55,083       39,761
Inventories                                                           39,614       34,052
Refundable and deferred income taxes                                   6,806        6,552
Prepaid expenses and other                                             2,842        2,436
                                                                   ---------    ---------
   Total current assets                                              105,348       83,802
                                                                   ---------    ---------

Property, plant and equipment, at cost:
 Land                                                                  2,356        2,356
 Building                                                             13,117       13,117
 Molds, tooling, and equipment                                        55,583       44,716
 Furniture and office equipment                                        5,887        5,221
 Assets under capital leases                                           4,613        4,810
 Leasehold improvements and other                                      2,834        2,717
                                                                   ---------    ---------
                                                                      84,390       72,937
  Less accumulated depreciation and amortization                      41,738       35,654
                                                                   ---------    ---------
                                                                      42,652       37,283
                                                                   ---------    ---------

Tooling deposits                                                       1,497        3,962
Other                                                                  1,989        1,094
                                                                   ---------    ---------

   Total assets                                                    $ 151,486    $ 126,141
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                                            $  23,013    $  20,679
 Accrued liabilities:
   Advertising and promotion                                           8,059       11,682
   Salaries, benefits, payroll taxes                                   4,550        5,980
   Warranty and customer returns                                       8,100        7,975
   Income taxes                                                           --        3,503
   Interest and other                                                  5,440        3,680
 Current portions of capital lease obligations and notes payable         674          665
                                                                   ---------    ---------
   Total current liabilities                                          49,836       54,164
                                                                   ---------    ---------

Revolving credit agreement                                            27,091        2,886
Capitalized lease obligations, less current portion                    3,162        3,307
Notes payable, less current portion                                    9,215        9,550
                                                                   ---------    ---------
   Total long-term debt                                               39,468       15,743
                                                                   ---------    ---------

Deferred income taxes                                                  4,230           --
                                                                   ---------    ---------

   Total liabilities                                                  93,534       69,907
                                                                   ---------    ---------

Commitments and contingencies (Note 3)                                    --           --

Shareholders' equity:
 Common shares, at stated value                                          210          210
 Additional paid-in capital                                           41,733       41,500
 Retained earnings                                                    33,225       27,611
 Cumulative translation adjustment                                        --         (107)
                                                                   ---------    ---------
                                                                      75,168       69,214
Less treasury shares, at cost (1,780,850 and 1,201,000 shares at
 September 30, 1997, and December 31, 1996, respectively)            (17,216)     (12,980)
                                                                   ---------    ---------
   Total shareholders' equity                                         57,952       56,234
                                                                   ---------    ---------

   Total liabilities and shareholders' equity                      $ 151,486    $ 126,141
                                                                   =========    =========

   The accompanying notes are an integral part of these financial statements.

ART I - FINANCIAL INFORMATION
        ITEM 1 - FINANCIAL STATEMENTS
        -----------------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                (Dollars in thousands, except per share amounts)






                                               Three months ended        Nine months ended
                                                   September 30,          September 30,
                                                 ---------------          --------------
                                                1997          1996       1997       1996
                                             ---------   ---------   ---------    ---------
Net sales                                    $  87,375   $  73,688   $ 207,063    $ 188,919

Cost of sales                                   62,091      52,465     147,806      137,429
                                             ---------   ---------   ---------    ---------

    Gross margin                                25,284      21,223      59,257       51,490

Advertising and promotion                       11,593       9,072      30,342       24,422
Other selling                                    2,039       2,285       5,793        6,645
General and administrative                       3,157       3,179       8,942        8,794
Engineering and product development              1,107         911       3,509        2,535
                                             ---------   ---------   ---------    ---------

    Income from operations                       7,388       5,776      10,671        9,094

Interest expense, net                              576         584       1,130        2,102
Other expense (income), net                        108          25         337         (897)
                                             ---------   ---------   ---------    ---------

    Income before income taxes                   6,704       5,167       9,204        7,889

Income tax expense                               2,615       2,016       3,590        3,078
                                             ---------   ---------   ---------    ---------

    Net income                               $   4,089   $   3,151   $   5,614    $   4,811
                                             =========   =========   =========    =========

Net income per common share                  $     .17   $     .13   $     .23    $     .20
Weighted average number of common shares
and equivalents outstanding (in thousands)      24,073      24,271      24,201       24,185



   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         -----------------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                             (Dollars in thousands)


                                                                                     Nine months
                                                                                 Ended September 30,
                                                                                 -------------------
                                                                                  1997        1996
                                                                                 --------    --------


Cash flows from operating activities:
   Net income                                                                    $  5,614    $  4,811
                                                                                 --------    --------
   Adjustments to reconcile net income to
      net cash from operating activities:
         Depreciation and amortization                                              6,435       6,383
         Compensatory effect of stock options                                          61        (213)
         Gain on disposal of tooling, property, plant and equipment                    --        (648)
      (Increase) decrease in assets:
         Trade accounts receivable, net                                           (15,322)     (4,490)
         Inventories                                                               (5,562)     (6,327)
         Refundable, deferred, and accrued income taxes                               473       7,519
         Prepaid expenses and other                                                  (406)        473
         Other                                                                     (1,139)       (245)
      Increase (decrease) in liabilities:
         Trade accounts payable                                                     2,334       2,503
         Accrued advertising and promotion                                         (3,623)        989
         Accrued salaries, benefits, and payroll taxes                             (1,430)      2,239
         Accrued warranty and customer returns                                        125        (100)
         Accrued interest and other                                                 1,760         209
                                                                                 --------    --------
                  Total adjustments                                               (16,294)      8,292
                                                                                 --------    --------
            Net cash from operating activities                                    (10,680)     13,103
                                                                                 --------    --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                      (11,453)     (8,272)
   Decrease in tooling deposits                                                     2,465       3,515
   Proceeds from sale of plants and equipment                                          --       2,237
                                                                                 --------    --------
            Net cash from investing activities                                     (8,988)     (2,520)
                                                                                 --------    --------

Cash flows from financing activities:
   Proceeds (payments) on bank debt                                                24,205     (10,105)
   Payments on note payable                                                          (310)       (314)
   Payments on capital lease obligations                                             (161)       (230)
   Proceeds from exercise of stock options                                            172          64
   Repurchase of common stock                                                      (4,236)         --
                                                                                 --------    --------
             Net cash from financing activities                                    19,670     (10,585)
                                                                                 --------    --------

Effect of exchange rate changes on cash                                                --           2
                                                                                 --------    --------

Net increase in cash                                                                    2          --
                                                                                 --------    --------

Cash at beginning of period                                                         1,001          --
                                                                                 --------    --------

Cash at end of period                                                            $  1,003    $     --
                                                                                 ========    ========

Supplemental disclosure of cash flow information: Cash payments (refunds) for:
   Interest                                                                      $  1,109    $  2,444
                                                                                 ========    ========
   Income taxes, net                                                             $  3,117    $ (4,441)
                                                                                 ========    ========

Supplemental schedule of noncash investing and financing activities:
   Assignment of capital lease obligation to buyer                               $     --    $  3,690
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

NOTE 1:  BASIS OF PRESENTATION

     The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of September 30, 1997 and December 31, 1996, and the related statements of operations and cash flows as of, and for the interim periods ended, September 30, 1997 and 1996. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

     The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:  INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in first-out (FIFO) basis. Inventories at September 30, 1997, and December 31, 1996, consisted of the following:

                                       September 30,    December 31,
                                            1997          1996
                                          -------        -------

    Finished goods                        $20,527        $23,177
    Work in process and purchased parts    19,087         10,875
                                          -------        -------

      Inventories at FIFO cost            $39,614        $34,052
                                          =======        =======



NOTE 3:  COMMITMENTS AND CONTINGENCIES

     At September 30, 1997, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $19,600, including commitments for television advertising through December 31, 1998. Other contractual commitments for items in the normal course of business total approximately $1,000.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
                                   (Unaudited)
                    (In thousands, except per share amounts)

NOTE 4:  DEBT

     The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at September 30, 1997. In September, 1997, the Company amended its revolving credit facility to reduce the maximum amount of revolving credit from $50,000 to $40,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $40,000 as of September 30, 1997, resulting in availability of approximately $8,900. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR rate plus a rate spread, as defined in the agreement. At September 30, 1997, the base lending rate was 8.50%. In addition, the Company pays a commitment fee at the annual rate of 0.375% on the unused portion of the facility. The carrying amount of the facility approximates fair value.

     The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 1997. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

     In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. The maximum amount of receivables that can be sold is seasonally adjusted. As of September 29, 1997, the Company entered into a revolving trade accounts receivable securitization program replacing the previous program. Under the new program, the maximum amount allowed at any given time through December 31, 1997, is $40,000. At September 30, 1997, the Company received approximately $8,000 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $386 for the nine months ended September 30, 1997, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     The Company has a variable rate mortgage note payable in the amount of $4,071. The note is collateralized by one of the Company's assembly facilities. Monthly payments of principal and interest are payable through July 1, 2000, at which time the balance of approximately $3,485 is due. Interest is at a 2.35% spread above the 30 day commercial paper rate. At September 30, 1997, the 30 day commercial paper rate was 5.55%. The carrying amount of the mortgage note payable approximates fair value.

     The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,587. The note is collateralized by the Company's distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5:  SHARE REPURCHASE PROGRAM

     In February 1997, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 1,200 of its outstanding common shares. As of September 30, 1997, the Company has repurchased approximately 580 shares for an aggregate purchase price of $4,236. The program is scheduled to expire on March 1, 1998.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (In thousands, except per share amounts)
        -------------

RESULTS OF OPERATIONS
---------------------

     Net sales increased 18.6% for the third quarter and 9.6% for the nine month period ended September 30, 1997, compared with the same periods in the prior year. The increase in the third quarter and nine month period ended September 30, 1997, was due primarily to sales of the new Dirt Devil(R) Mop Vac(TM), which the Company began shipping to its retail customers in the third quarter of 1997, increases in the Company's line of upright vacuum cleaners and shipments of the new Dirt Devil(R) RoomMate(TM). The increase in net sales for the third quarter and nine month period ended September 30, 1997, was partially offset by decreases in the sales of the Dirt Devil(R) Broom Vac(R) and certain other products in the Dirt Devil(R) vacuum line. Overall sales to the top 5 customers (all of which are major retailers) increased in the first nine months of 1997 to approximately 61.5% of net sales as compared with approximately 56.1% in the first nine months of 1996. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Gross margin, as a percent of net sales, for the third quarter 1997 was comparable to the third quarter 1996 and increased from 27.3% in the first nine months of 1996 to 28.6% in the first nine months of 1997. The gross margin percentage was positively affected in 1997 primarily by the introduction of new products and lower costs of certain component parts and was partially offset by higher product returns and freight costs as a percent of sales.

       Advertising and promotion expenses increased 27.8% for the third quarter 1997 and increased 24.2% for the nine month period ended September 30, 1997 compared with the same periods in 1996. The increase in advertising and promotion expenses was due primarily to the launch of the Fred Astaire advertising campaign and the direct response television campaign for the Dirt Devil(R) Mop Vac(R). The Company began utilizing direct response infomercials for the introduction of certain new products in 1996. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during product and promotional campaign introductions.

     Other selling expenses decreased 10.8% for the third quarter 1997 and decreased 12.8% for the nine month period ended September 30, 1997 compared with the same periods in 1996. The largest component of other selling expenses are internal sales and marketing personnel compensation. The Company has reduced its dependency on outside manufacturers' representatives resulting in lower commissions for the nine month period ended September 30, 1997, compared with the same period in 1996.

     General and administrative expenses for the third quarter 1997 and the nine month period ended September 30, 1997 were comparable as a percentage of net sales for the third quarter and for the nine month period ended September 30, 1997. The principal components are compensation (including benefits), insurance, travel and professional services.

---------------------

     Engineering and product development expenses increased 21.5% for the third quarter 1997 and increased 38.4% for the nine month period ended September 30, 1997, as the Company intensified its new product innovation efforts. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in the first nine months of 1997 was primarily due to costs associated with the new product introductions in 1997 and the new product introductions planned for 1998.

     Interest expense was comparable for the third quarter 1997 and decreased 46.2% for the nine month period ended September 30, 1997, compared with the same periods in 1996. The decrease in interest expense resulted primarily from lower levels of variable rate borrowings to finance working capital, capital expenditures, and share repurchases, and a lower effective borrowing rate.

     Other expense (income) principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's international assets. The 1996 amount also includes the gain from the sale of a facility of $638, and the proceeds from insurance reimbursement of legal expenses of $319 in September, 1996.

     Due to the factors discussed above, the Company had income before income taxes for the third quarter and nine months ended September 30, 1997 of $6,704 and $9,204, respectively, as compared to income before income taxes for the third quarter and nine month period ended September 30, 1996 of $5,167 and $7,889, respectively.

Liquidity and Capital Resources
-------------------------------

     The Company has used working capital generated from operations to fund its operations and capital expenditures. Working capital was $55,512 at September 30, 1997, an increase of 87.3% over December 31, 1996. Current assets increased by $21,546 reflecting in part a $15,322 increase of trade accounts receivable and a $5,562 increase of inventories. Current liabilities decreased by $4,328 reflecting in part a $3,623 reduction of accrued advertising and promotion, a $1,430 reduction of accrued salaries, benefits and payroll taxes, and a $3,503 reduction of accrued income taxes, which were partially offset by an increase in trade accounts payables of $2,334 and an increase in accrued interest and other of $1,760.

     In the first nine months of 1997, the Company utilized $8,988 of cash for capital purchases, including approximately $6,460 of tooling related to the new Dirt Devil(R) Swivel Glide(TM), the Dirt Devil(R) RoomMate(TM), and Dirt Devil(R) Mop Vac(TM).

     The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at September 30, 1997. In September, 1997, the Company amended its revolving credit facility to reduce the maximum amount of revolving credit from $50,000 to $40,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was $40,000 as of September 30, 1997, resulting in availability of approximately $8,900. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR rate plus a rate spread, as defined in the agreement. At September 30, 1997, the base lending rate was 8.50%. In addition, the Company pays a commitment fee at the annual rate of 0.375% on the unused portion of the facility. The carrying amount of the facility approximates fair value.

     The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 1997. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

-------------------------------

     In October 1996, the Company entered into a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. The maximum amount of receivables that can be sold is seasonally adjusted. As of September 29, 1997, the Company entered into a revolving trade accounts receivable securitization program replacing the previous program. Under the new program, the maximum amount allowed at any given time through December 31, 1997, is $40,000. At September 30, 1997, the Company received approximately $8,000 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $386 for the nine months ended September 30, 1997, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     In February 1997, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 1,200 of its outstanding common shares. As of September 30, 1997, the Company has repurchased approximately 580 shares for an aggregate purchase price of $4,236. The program is scheduled to expire on March 1, 1998.

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


                                           Three Months Ended
                -------------------------------------------------------------------------
                  Sept. 30,  June 30,  March 31,  Dec. 31,  Sept. 30, June 30,  March 31,
                   1997        1997       1997      1996      1996     1996       1996
                   ----        ----       ----      ----      ----     ----       ----
                                (Dollars in thousands, except per share amounts)
Net sales           $87,375   $61,070   $58,618   $97,204   $73,688   $62,969   $52,262
Gross margin         25,284    17,739    16,234    30,633    21,223    16,504    13,763
Net income            4,089       919       606     4,625     3,151     1,328       332
Net income per
 common share (a)       .17       .04       .02       .19       .13       .05       .01

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

Forward-looking Statements
--------------------------

     Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry; the cost and effectiveness of planned advertising, marketing and promotional campaigns, the success at retail and acceptance by consumers of the Company's new products, including the Dirt Devil(R) Mop Vac(R), and the dependence upon the Company's ability to continue to successfully develop and introduce innovative consumer products.

PART II - OTHER INFORMATION

  ITEM 6 - Exhibits and Reports on Form 8-K
  -----------------------------------------

           Forms 8-K - None

           The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

           Exhibit 4(a) -   Amendment No. 3 to Restated Credit and Security
                            Agreement dated as of September 29, 1997, by and among the Registrant and various banks including
                            National City Commercial Finance, Inc. as Agent.

           Exhibit 4(b) -   Receivable Purchase and
                            Servicing Agreement dated as of
                            September 29, 1997, by the Registrant,
                            Royal Appliance Receivables, Inc., as
                            Seller, and Llama Retail Funding L.P,
                            as Purchaser.

           Exhibit 11   -   Computation of earnings per common share.

           Exhibit 27   -   Financial data schedule (EDGAR filing only)

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Royal Appliance Mfg. Co.
                              ------------------------
                              (Registrant)






                              /s/ Michael J.  Merriman
                              -------------------------
                              Michael J. Merriman
                              Chief Executive Officer, President and Director (Principal Executive and Financial Officer)






Date: November 12, 1997      /s/ Richard G.  Vasek
      -------------------    -----------------------
                             Richard G. Vasek
                             Controller, Secretary and Chief Accounting Officer
                             (Principal Accounting Officer)

                                INDEX TO EXHIBITS



                                                                                                     Page No.
Exhibit 4(a) -    Amendment No. 3 to Restated Credit and Security
                  Agreement dated as of September 29, 1997, by and among the
                  Registrant and various banks including National City
                  Commercial Finance, Inc.
                  as Agent.                                                                          15 - 26

Exhibit 4(b) -    Receivable Purchase and Servicing Agreement dated as of
                  September 29, 1997, by the Registrant, Royal Appliance Receivables,
                  Inc., as Seller, and Llama Retail Funding L.P, as Purchaser.                       27 - 33

Exhibit 11 -      Computation of earnings per common share                                           34

Exhibit 27 -      Financial data schedule (EDGAR filing only)