Form 10-K/A
period 1996-12-31
ROYAL APPLIANCE MANUFACTURING CO
filed 1998-02-24
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 1996
                                   -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        ------------   -------------

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
(State or other jurisdiction of                 (I.R.S. Employer Identification)
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

Common Shares, Without Par Value               New York Stock Exchange
--------------------------------------------------------------------------------
     (Title of Each Class)           (Name of Each Exchange on which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:  None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------


        EXHIBITS
        --------

        Form 10K for December 31, 1996, is amended by the substitution of the amended Form 11K, with respect to the Royal Appliance Mfg. Co. Employees Profit Sharing Retirement Plan and Trust.


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

                           ROYAL APPLIANCE MFG. CO.
                                 Registrant

                           By   /s/ Richard G Vasek
                              ----------------------------------
                                               Richard G. Vasek
                                Controller, Secretary & Chief Accounting Officer
                                        (Principal Accounting Officer)

                           Date February 24, 1998
                                --------------------------------