Form 10-K405
period 1997-12-31
ROYAL APPLIANCE MANUFACTURING CO
filed 1998-03-24
CIK 85462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from           to           .

Commission File Number 0-19431

                              ROYAL APPLIANCE MFG. CO.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
             ------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-1350353
             ------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        650 ALPHA DRIVE, CLEVELAND, OHIO
             ------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     44143
             ------------------------------------------------------
                                   (ZIP CODE)

                                 (440) 449-6150
             ------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Securities Registered Pursuant to Section 12(b) of the Act:

                        Common Shares, Without Par Value
             ------------------------------------------------------
                             (Title of Each Class)

                            New York Stock Exchange
             ------------------------------------------------------
                  (Name of Each Exchange on which Registered)

     Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant, as reported on the New York Stock Exchange, based upon the closing sale price of Registrant's Common Shares on March 18, 1998 was $110,797,473. Common Shares held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's common shares as of March 18, 1998 was 22,027,824.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on Tuesday, April 28, 1998 are incorporated by reference in Part III of this form.

The Exhibit index appears on sequential page 34.

                                     PART I

ITEM 1. BUSINESS

  General

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

     The Company's business strategy is primarily focused on leveraging the well known Dirt Devil(R) brand to new and innovative products both inside and outside the floor care industry. The Company's goal is to expand the number, visibility and volume of its products sold by retailers, as well as to increase the number of major retailers carrying its products. The Company also seeks to increase the sale of its products through independent dealers by offering dealer-exclusive product lines and cooperative promotional programs.

     The Company's marketing strategy is essential to its success. The Company uses television, print and cooperative advertising to build and maintain brand awareness and consumer demand, as well as to gain shelf space for its product lines from major retailers. In order to provide the retailers with distinct product alternatives, the Company offers different Dirt Devil(R) products in a variety of styles and colors and with various features. Major retailers currently carrying some portion of the Dirt Devil(R) product line include Walmart, Kmart, Target, Service Merchandise, Sears, and Canadian Tire. The Company also sells its Dirt Devil(R) products through independent dealers, who primarily sell the metal line of Royal(R) vacuum cleaners.

  Products

     The Company sells a full line of plastic and metal vacuum cleaners. The Company's Dirt Devil(R) vacuum cleaners are intended for home use. The Company's metal vacuum cleaners are intended for home and commercial use.

     DIRT DEVIL(R) AND PLASTIC RELATED PRODUCT LINES. The Company's primary retail product lines are sold under the Dirt Devil(R) name. The first Dirt Devil(R) product, the Hand Vac, a corded, hand-held vacuum cleaner, was introduced in 1984. The Dirt Devil(R) line has since been expanded by the introduction of upright and canister vacuum cleaners, electric brooms and mops, and non-electric sweepers. The Dirt Devil(R) line was expanded in 1997 by the introduction of the Dirt Devil(R) Mop Vac(R), a cordless rechargeable mop, and the Dirt Devil(R) Swivel Glide(TM), a full size upright vacuum cleaner with enhanced maneuverability.

     During 1997, 1996, and 1995 plastic products accounted for approximately 90%, 88%, and 84%, respectively, of the Company's net sales.

     METAL PRODUCT LINES. The Company has produced durable metal vacuum cleaners since the early 1900's. Currently, the Company markets a full line of metal upright and canister vacuum cleaners for home and commercial use. The Company sells its metal vacuum cleaners exclusively through its network of independent dealers. During 1997, 1996, and 1995, metal products accounted for approximately 4%, 5%, and 6%, respectively, of the Company's net sales.

     OTHER PRODUCTS. The Company sells accessories, attachments, refurbished cleaners and replacement parts for each of its product lines. These products are sold through retailers and dealers, and are also available directly from the Company. During 1997, 1996, and 1995, these products accounted for approximately 6%, 7%, and 10%, respectively, of the Company's net sales.

     NEW PRODUCTS. The Company introduces new products and enhances its existing products on a regular basis for both the retail and dealer markets. During the third quarter of 1998, the Company will introduce a full size upright vacuum cleaner with bagless technology. This upright will be introduced via direct response television until the fall of 1998 when it will be shipped to the Company's retail customers. In order to support its product development efforts, the Company engages in research and development activities, particularly with respect to new product engineering. The Company's engineering and product development expenditures were approximately $4.7 million, $3.9 million and $3.3 million in 1997, 1996 and 1995, respectively.

     In addition to internally developing products, the Company may purchase product tooling, license product designs and patents, and outsource certain product assembly for products to be marketed under the Dirt Devil(R) brand name. The Company may also license its trademarks and patents.

  Marketing and Customers

     The Company markets its Dirt Devil(R) products primarily through major retailers, including mass market retailers (e.g., Walmart, Kmart, and Target), catalog showrooms (e.g., Service Merchandise), warehouse clubs (e.g. Sam's
Club), regional chains and department stores. During 1997, Walmart (including Sam's Club), Target and Kmart accounted for approximately 35.9%, 10.7% and 9.5%, respectively, of the Company's net sales, compared to approximately 33.0%, 9.7% and 11.3%, respectively, of the Company's net sales in 1996. These were the only customers who accounted for approximately 10% or more of the Company's net sales during such periods. During 1997 and 1996, the Company's net sales in the aggregate to its five largest customers were 62.3% and 59.3%, respectively, of its total net sales. The loss of any of these customers could have a significant impact on the Company's operations. The Company anticipates that the significant percentage of the Company's net sales attributable to a limited number of major retail customers will continue. The Company believes that its relations with its customers are good. The Company sells most of its products to retailers that are serviced directly by the Company's internal sales staff.

     Since Dirt Devil(R) products are targeted to sell to the mass market, the Company believes that brand name recognition is critical to the success of these products. The Company provides advertising and promotional support for its Dirt Devil(R) products through television and cooperative advertising with retailers and believes that these promotional activities, as well as those of its major customers, affect brand name awareness and sales. The Company's cooperative advertising program is established based upon planning with its mass market retail customers. Some of the Company's advertising and promotional activities are tied to holidays and also to specific promotional activities of retailers, and historically have been higher during the Christmas shopping season. The Company's advertising and promotional expenditures are not proportional to anticipated sales. In addition, the Company has generated a small portion of its sales from consumer direct orders using the Company's toll-free number and from direct response television infomercials, in which consumers may order directly from the Company.

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

     Many of the Company's independent dealers also provide warranty service for Royal(R) and Dirt Devil(R) products. This allows the consumer to have prompt access to local service outlets and is an important component of the Company's efforts to be responsive to consumers. The Company's products are generally sold with a two to six-year limited warranty.

     The Company has generally accepted over-the-counter product returns from its retail customers for any reason, reflecting the retailers' return policies.

     Each of the Company's products has a toll-free number printed on it that consumers may use to contact the Company's customer service representatives. Through its customer service computer system, the Company can provide a prompt response to consumer inquiries concerning the availability of its products and service in the consumer's vicinity.

  Competition

     The Company's most significant competitors are Hoover and Eureka and, in the hand-held market, Black & Decker. These competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition in the upright market segment as a result of increased advertising expenditures and new product introductions by its competitors.

  Trademarks and Patents

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

  Production

     The Company currently assembles most of its products in its facilities located in the Cleveland, Ohio metropolitan area. Unlike many of its competitors, the Company currently does not manufacture components for its products. Substantially all component parts for the Company's products are manufactured by suppliers, frequently using molds and tooling owned by the Company and built to its specifications. Since the Company's production operations are currently limited to assembly, it believes that its fixed costs are lower than many of its competitors. The Company also believes that this lack of vertical integration permits it increased flexibility in the introduction and modification of products. The Company also outsources some or all manufacturing of certain products.

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

     A majority of the raw materials purchased by the Company are component parts, such as motors, bags, cords, and plastic parts, which are available from multiple suppliers. The amount of time required by suppliers to fill orders released by the Company varies from three to four months in the case of motors and cords and one to four days for plastic parts. The Company does not believe that it is dependent on any single source for any significant portion of its raw material or component purchases. The Company believes that it has good relationships with its suppliers and outsource manufacturers and has not experienced any significant raw material or component shortages.

  Employees

     As of December 31, 1997, the Company employed approximately 670 full-time employees, an increase of 55 employees from the prior year-end. In addition, the Company generally utilizes temporary personnel during the period when the Company is responding to its peak selling season. During 1997, the peak temporary personnel level reached approximately 590. The Company's employees are not represented by any labor union. The Company considers its relations with its employees to be good.

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

  Business Segment Information

     For description, see Note 13 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

     On December 31, 1997, the Company and its subsidiaries owned or leased the properties listed on the following table.

                                     APPROXIMATE
                                   SQUARE FOOTAGE
                                  -----------------     LEASE EXPIRATIONS
LOCATION AND ADDRESS               OWNED     LEASED    (EXCLUDING RENEWALS)    FUNCTION
--------------------              -------    ------    --------------------    --------
650 Alpha Drive.................       --    57,000           01/01            Corporate Headquarters
  Highland Heights, Ohio                                                       and Assembly
1340 East 289th Street..........  106,000        --           11/11            Assembly
  Wickliffe, Ohio(1)
8120 Tyler Blvd.................  300,000        --            N/A             Shipping
  Mentor, Ohio
6100 Heisley Road...............  188,000        --            N/A             Assembly
  Mentor, Ohio(2)
855 E. Greg Street..............       --    46,000           01/99            Shipping
  Sparks, Nevada

---------------

(1) This leased property is reflected as owned because it contains a bargain purchase option of $1. For further description, see Note 4 of Notes to Consolidated Financial Statements.

(2) Based upon a plan adopted in 1998, the Company is planning to sell this facility in 1998 and will transfer employees and assembly operations into its other Mentor, Ohio facility on Tyler Blvd.

     In addition, the Company utilizes public warehouses where appropriate. The Company believes that these arrangements are more cost effective than leasing its own warehouses.

     The Company considers its present facilities suitable and adequate for the anticipated needs of the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to all executive officers of the Company.

                                                               POSITION AND OFFICES
NAME                                      AGE                    WITH THE COMPANY
----                                      ---                  --------------------
Michael J. Merriman.....................  41     Chief Executive Officer and President
Gary J. Dieterich.......................  52     Senior Vice President -- Administration
James A. Holcomb........................  47     Vice President -- Marketing & Strategic Planning
Jeremiah J. Lynch.......................  37     Vice President -- Operations
T. Keith Moone..........................  42     Vice President -- Sales

     The following is a brief account of the business experience during the past five years of each such executive officer:

     Michael J. Merriman was appointed Chief Executive Officer in July 1995, President and Chief Operating Officer in January 1995, and Director in October 1993. From May 1992 until his appointment as President he served as Vice President -- Finance, Treasurer and Secretary of the Company.

     Gary J. Dieterich has been Senior Vice President -- Administration since December 1994. Prior to that time, he served as the Company's Vice
President -- Information Systems from 1991 to 1994 and Director of Information Systems from 1988 to 1991.

     James A. Holcomb has been Vice President -- Marketing and Strategic Planning since August 1994. Prior to that time, he served 2 years as Vice President of Marketing and Strategic Planning with the Regina Company.

     Jeremiah J. Lynch has been Vice President -- Operations since September 1996. Mr. Lynch joined the Company in April, 1996 as Manager -- Quality. Prior to joining the Company, he was employed for 5 years at Little Tikes, a division of Rubbermaid, where he held several positions including Director of Quality.

     T. Keith Moone has been Vice President -- Sales since December 1995. Prior to that he served as the Company's National Sales Manager from May
1994 -- December 1995. Prior to joining the Company, he was employed for 7 years with Western Publishing as Director -- National Accounts.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares are quoted on the New York Stock Exchange
(NYSE) under the symbol RAM. The following table sets forth, for the periods indicated, the high and low sales price for the Company's Common Shares as reported by the New York Stock Exchange.

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                  1997                1996
                                             ---------------      -------------
                                             HIGH        LOW      HIGH      LOW
                                             ----        ---      ----      ---
Quarters:
  First....................................   8 1/8       5 5/8    4 1/4     2 5/8
  Second...................................   8 11/16     5 1/2    7 1/4     4 1/8
  Third....................................   9 1/4       8        6 7/8     4 5/8
  Fourth...................................   9           5 5/8    9         6 1/8

     The Company has not declared or paid any cash dividends and currently intends not to pay any cash dividends in 1998. The Board of Directors intends to retain earnings, if any, to support the operations and growth of the business. In addition, the Company's credit agreement permits the payment of cash dividends up to 50% of its net income from the preceding year and stock repurchases up to an additional $6 million as of December 31, 1997.

     On March 13, 1998, there were approximately 1,300 shareholders of record of the Company's Common Shares, as reported by National City Corporation, the Company's Registrar and Transfer Agent, which maintains its corporate offices at National City Center, Cleveland, Ohio 44101-0756.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected Consolidated Statements of Operations and Consolidated Balance Sheet data for each of the five years during the period ended December 31, 1997, are derived from the audited Consolidated Financial Statements of the Company. Prior period amounts have been restated to reflect reclassifications to conform to a 1995 change in the valuation method of accounting for inventory from the LIFO method to the FIFO method. The data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                       YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------
                                           1997       1996       1995       1994       1993
                                         --------   --------   --------   --------   --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales..............................  $325,417   $286,123   $270,564   $278,322   $313,899
Cost of sales..........................   229,469    204,000    201,555    200,568    229,581
                                         --------   --------   --------   --------   --------
  Gross margin.........................    95,948     82,123     69,009     77,754     84,318
Advertising and promotion..............    47,626     40,443     40,496     42,298     61,280
Other selling..........................     8,448      8,977     11,898     12,914     12,530
General and administrative.............    12,549     11,515     12,971     12,309     12,893
Engineering and product development....     4,696      3,905      3,281      2,176      2,589
Special charges........................        --         --     16,294         --         --
                                         --------   --------   --------   --------   --------
  Income (loss) from operations........    22,629     17,283    (15,931)     8,057     (4,974)
Interest expense.......................     1,412      2,559      4,001      4,483      5,475
Receivable securitization and other
  (income) expense, net................     1,033       (622)       311        460      1,674
                                         --------   --------   --------   --------   --------
  Income (loss) before taxes...........    20,184     15,346    (20,243)     3,114    (12,123)
Income tax expense (benefit)...........     7,777      5,910     (6,487)     1,152     (4,346)
                                         --------   --------   --------   --------   --------
  Net income (loss)....................  $ 12,407   $  9,436   $(13,756)  $  1,962   $ (7,777)
                                         ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE
Weighted average number of common
  shares outstanding (in thousands)....    23,549     24,010     23,999     23,999     24,000
Earnings (loss) per share..............  $    .53   $    .39   $   (.57)  $    .08   $   (.32)
DILUTED EARNINGS PER SHARE
Weighted average number of common
  shares and equivalents outstanding
  (in thousands).......................    23,939     24,183     23,999     24,011     24,000
Earnings (loss) per share..............  $    .52   $    .39   $   (.57)  $    .08   $   (.32)
CONSOLIDATED BALANCE SHEET DATA
  (AT END OF PERIOD)
Working capital........................  $ 31,136   $ 29,638   $ 46,045   $ 51,151   $ 56,692
  Total assets.........................   134,947    126,141    131,261    141,208    153,351
  Long-term debt.......................    13,672     15,743     45,999     46,927     59,609
  Shareholders' equity.................    60,219     56,234     46,575     60,155     58,004

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table sets forth, for the years indicated, the percentages of net sales of certain items in the Consolidated Statements of Operations and the percentage change in such items as compared to the indicated prior year.

                                                                                YEAR TO YEAR
                                          YEAR ENDED DECEMBER 31,           INCREASES (DECREASES)
                                         -------------------------      -----------------------------
                                         1997      1996      1995       1997 VS. 1996   1996 VS. 1995
                                         -----     -----     -----      -------------   -------------
Net sales..............................  100.0%    100.0%    100.0%          13.7%            5.8%
Cost of sales..........................   70.5      71.3      74.5           12.5             1.2
                                         -----     -----     -----          -----           -----
  Gross margin.........................   29.5      28.7      25.5           16.8            19.0
Advertising and promotion..............   14.6      14.1      15.0           17.8             (.1)
Other selling..........................    2.6       3.1       4.4           (5.9)          (24.6)
General and administrative.............    3.9       4.0       4.8            9.0           (11.2)
Engineering and product development....    1.4       1.4       1.2           20.2            19.0
Special charges........................     --        --       6.0             --              --
                                         -----     -----     -----          -----           -----
  Income (loss) from operations........    7.0       6.1      (5.9)          30.9             N/A
Interest expense.......................     .5        .9       1.5          (44.8)          (36.0)
Receivable securitization and
other (income) expense, net............     .3       (.2)       .1            N/A             N/A
                                         -----     -----     -----          -----           -----
  Income (loss) before income taxes....    6.2%      5.4%     (7.5)%         31.5%            N/A%
                                         =====     =====     =====          =====           =====

1997 VS. 1996

     Net sales for 1997 were $325,417, an increase of 13.7% from 1996. The overall increase in net sales was due primarily to sales of the new Dirt Devil(R) Mop Vac(R) and the new Dirt Devil(R) Swivel Glide(TM). The increase in net sales was partially offset by decreases in sales of the Dirt Devil(R) Broom Vac(R) and certain other products in the Dirt Devil(R) vacuum line. Overall sales to the top 5 customers for 1997 (all of which are major retailers) accounted for approximately 62.3% of net sales as compared with approximately 59.3% in 1996. The Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Gross margin, as a percent of net sales, increased from 28.7% for 1996 to 29.5% in 1997. The gross margin percentage was positively affected in 1997 primarily by the introduction of new products and lower cost of certain component parts and was partially offset by higher product returns and freight costs as a percent of sales.

     Advertising and promotion expenses for 1997 were $47,626, an increase of 17.8% from 1996. The increase in advertising and promotion expenses was due primarily to the launch of the Fred Astaire advertising campaign and the direct response television campaign launch of the Dirt Devil(R) Mop Vac(R). The Company utilizes direct response informercials for the introduction of certain new products. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during product and promotional campaign introductions.

     Other selling expenses for 1997 were $8,448, a decrease of 5.9% from 1996. The largest component of other selling expenses are internal sales and marketing personnel compensation and commissions to manufacturers' representatives. The Company continued to reduce its dependency on outside manufacturers' representatives in 1997, resulting in the decrease in other selling expenses.

     General and administrative expenses for 1997 were $12,549, an increase of 9.0% from 1996. General and administrative expenses decreased as a percentage of net sales from 4.0% to 3.9%. The principal components are compensation (including benefits), insurance, travel, provision for doubtful accounts, and professional services. The increase is principally attributable to increases in personnel, compensation related expenses, travel and supplies. Additionally, the 1996 expenses were reduced by bad debt insurance recoveries. The increase was partially offset by decreases in professional services.

     Engineering and product development expenses for 1997 were $4,696, an increase of 20.2% from 1996, as the Company intensified its new product innovation efforts. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in 1997 was primarily due to costs associated with the three new product introductions in 1997 and two new products scheduled for introduction in 1998.

     Interest expense for 1997 was $1,412, a decrease of 44.8% from 1996. The decrease in interest expense resulted, primarily, from lower levels of variable rate borrowings due to increases in funds received from the revolving trade accounts receivable securitization program and from a lower effective borrowing rate.

     Receivable securitization and other (income) expense principally reflects the cost of the Company's trade accounts receivable securitization program and the effect of foreign currency transaction gains or losses related primarily to the Company's international assets. The 1996 amount also includes the gain from the sale of a facility of $638, and the proceeds from insurance reimbursement of legal expenses of $319.

     Due to the factors discussed above, the Company had income before income taxes for 1997 of $20,184, as compared to income before income taxes for 1996 of $15,346. The components of the Company's effective income tax expense rate of 38.5% are described in Note 6 of the Company's Consolidated Financial Statements.

1996 VS. 1995

     Net sales for 1996 were $286,123, an increase of 5.8% from 1995. The overall increase in net sales was due primarily to sales of the Dirt Devil(R) Broom Vac(R), the Dirt Devil(R) Ultra MVP(TM) and the Dirt Devil(R) Ultra Hand Vac, which were introduced in 1996. The increase in net sales was partially offset by decreases in unit sales of the Company's other product lines. Overall sales to the top 5 customers for 1996 (all of which are major retailers) accounted for approximately 59.3% of net sales as compared with approximately 56.8% in 1995.

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

     Engineering and product development expenses for 1996 were $3,905, an increase of 19.0% from 1995, as the Company intensified its new product innovation efforts. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in 1996 was primarily due to costs associated with the three new product introductions in 1996 and three new products introduced in 1997.

     Interest expense for 1996 was $2,559, a decrease of 36.0% from 1995. The decrease in interest expense resulted primarily from lower levels of variable rate borrowings to finance working capital and capital expenditures and a lower effective borrowing rate.

     Receivable securitization and other (income) expense principally reflects the effect of foreign currency transaction gains or losses related primarily to the Company's international assets and the cost of the Company's trade accounts receivable securitization program. The 1996 amount also includes the gain from the sale of a facility of $638, and the proceeds from insurance reimbursement of legal expenses of $319.

     Due to the factors discussed above, the Company had income before income taxes for 1996 of $15,346, as compared to a loss before income taxes for 1995 of $20,243, which included special charges of $16,294.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has used working capital generated from operations to fund its operations, capital expenditures and share repurchases. Working capital was $31,136 at December 31, 1997, an increase of 5.1% over December 31, 1996 level. Current assets increased by $5,204 reflecting in part a $7,284 increase of trade accounts receivable and a $2,143 increase of inventories, which were partially offset by a decrease in deferred income taxes of $4,002. Current liabilities increased by $3,706 reflecting in part a $5,969 increase of trade accounts payable, a $725 increase of accrued warranty and customer returns, and a $1,850 increase of accrued other, which were partially offset by decreases in accrued advertising and promotion of $2,106 and in accrued income taxes of $2,528.

     In 1997, the Company utilized $11,732 of cash for capital expenditures, including approximately $7,713 for tooling related to the Dirt Devil(R) Swivel Glide(TM), the Dirt Devil(R) Mop Vac(R), the Dirt Devil(R) RoomMate(TM) and a full size upright vacuum cleaner with bagless technology.

     The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at December 31, 1997. In September 1997, the Company amended its revolving credit facility to reduce the maximum amount of revolving credit from $50,000 to $40,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was approximately $40,000 as of December 31, 1997, resulting in availability of approximately $35,100. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the Agreement. At December 31, 1997, the bank's base lending rate was 8.25%. The Company's effective interest rate was 8.63% and 8.86% for 1997 and 1996, respectively. In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility. The carrying amount of the facility approximates fair value.

     The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 1997. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 1997, was $40,000. The maximum amount of receivables that can be sold is seasonally adjusted. At December, 31, 1997, the Company received approximately $22,000 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. At December 31, 1996, the Company received approximately $14,300 from the sale of trade accounts receivables. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $892 and $161 in 1997 and 1996, respectively, and have been classified as Receivable securitization and other expense in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 6.64% and 6.20% for the years 1997 and 1996, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     In February 1997, the Company's Board of Directors authorized a common share repurchase program of up to 1,200 of its outstanding common shares. As of December 31, 1997, the Company completed the program by repurchasing 1,200 shares for an aggregate purchase price of $8,927. In February 1998, the Company's Board of Directors authorized another common share repurchase of up to an additional 2,300 of its outstanding common shares. As of February 28, 1998, the Company repurchased 883 shares for an aggregate purchase price of $5,457. The program is scheduled to expire on March 1, 1999.

     The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases.

QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments that the Company considers necessary for a fair presentation of such information for the interim periods.

                                                                   THREE MONTHS ENDED
                                -----------------------------------------------------------------------------------------
                                DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                  1997       1997        1997       1997        1996       1996        1996       1996
                                --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net sales.....................  $118,354    $87,375    $61,070     $58,618    $97,204     $73,688    $62,969     $52,262
Gross margin..................    36,691     25,284     17,739      16,234     30,633      21,223     16,504      13,763
Net income....................     6,793      4,089        919         606      4,625       3,151      1,328         332
Diluted earnings per share
  (a)(b)......................  $    .29    $   .17    $   .04     $   .02    $   .19     $   .13    $   .05     $   .01

---------------

(a) The sum of 1996 quarterly net income per common share does not equal annual net income per common share due to the effect of rounding.

(b) Earnings per share is calculated based on the diluted method explained in
    Note 12 to the Consolidated Financial Statements.

     The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac and Dirt Devil(R) Broom Vac(R), are given as gifts and therefore, sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations. The Company previously announced it expects net sales for the first quarter 1998 to be less than the first quarter 1997. The Company expects the decline in first quarter 1998 net sales to result in a net loss estimated at between $2 million to $3 million, however, the Company expects to remain profitable for the full year 1998.

THE YEAR 2000 ISSUE

     The Company has established processes to evaluate and manage the risks and costs associated with ensuring its software and application systems will properly recognize and process the year 2000 and beyond. Based upon initial assessments, the Company expects its systems will be Year 2000 compliant by 1999 at a cost that will not be material to its financial statements. The Company is also communicating with its suppliers, customers, financial institutions, and others with which it does business to coordinate the Year 2000 conversion process. While these efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

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

ACCOUNTING STANDARDS

     The Company will be required to implement Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, in the fourth quarter of 1998. The Company expects the implementation of SFAS No. 130 will not have a material impact on its consolidated financial position and results of operations.

     The Company will also be required to implement SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, in the fourth quarter of 1998. The Company expects the implementation of SFAS No. 131 will not have a material impact on the reporting of segment information.

     The Company adopted SFAS No. 128, Earnings Per Share, in the fourth quarter of 1997. The impact of implementing SFAS No. 128 is discussed in Note 12 to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

     Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry; the cost and effectiveness of planned advertising, marketing and promotional campaigns, the success at retail and the acceptance by consumers of the Company's new products, and the dependence upon the Company's ability to continue to successfully develop and introduce innovative products.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Appliance Mfg. Co. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Cleveland, Ohio
February 13, 1998

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1997              1996
                                                              ------------      ------------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash......................................................    $  1,355          $  1,001
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,400 and $1,350 at December 31, 1997 and
    1996, respectively......................................      47,045            39,761
  Inventories...............................................      36,195            34,052
  Deferred income taxes.....................................       2,550             6,552
  Prepaid expenses and other................................       1,861             2,436
                                                                --------          --------
    Total current assets....................................      89,006            83,802
                                                                --------          --------
Property, plant and equipment, at cost:
  Land......................................................       2,356             2,356
  Buildings.................................................      13,117            13,117
  Molds, tooling, and equipment.............................      58,236            44,716
  Furniture and office equipment............................       6,068             5,221
  Assets under capital leases...............................       4,613             4,810
  Leasehold improvements and other..........................       3,049             2,717
                                                                --------          --------
                                                                  87,439            72,937
    Less accumulated depreciation and amortization..........      44,547            35,654
                                                                --------          --------
                                                                  42,892            37,283
                                                                --------          --------
Tooling deposits............................................       1,146             3,962
Other.......................................................       1,903             1,094
                                                                --------          --------
    Total assets............................................    $134,947          $126,141
                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $ 26,648          $ 20,679
  Accrued liabilities:
    Advertising and promotion...............................       9,576            11,682
    Salaries, benefits and payroll taxes....................       5,750             5,980
    Warranty and customer returns...........................       8,700             7,975
    Income taxes............................................         975             3,503
    Other...................................................       5,530             3,680
Current portions of capital lease obligations and notes
  payable...................................................         691               665
                                                                --------          --------
    Total current liabilities...............................      57,870            54,164
                                                                --------          --------
Revolving credit agreement..................................       1,473             2,886
Capitalized lease obligations, less current portion.........       3,101             3,307
Notes payable, less current portion.........................       9,098             9,550
                                                                --------          --------
    Total long-term debt....................................      13,672            15,743
                                                                --------          --------
Deferred income taxes.......................................       3,186                --
    Total liabilities.......................................      74,728            69,907
                                                                --------          --------
Commitments and contingencies (Notes 4 and 5)...............          --                --
Shareholders' equity:
  Serial preferred shares; authorized -- 1,000,000 shares;
    none issued and outstanding.............................          --                --
  Common shares, at stated value; authorized -- 101,000,000
    shares; issued and outstanding -- 25,311,724 and
    25,231,000 at December 31, 1997 and 1996,
    respectively............................................         211               210
  Additional paid-in capital................................      41,897            41,500
  Retained earnings.........................................      40,018            27,611
  Cumulative translation adjustment.........................          --              (107)
                                                                --------          --------
                                                                  82,126            69,214
  Less treasury shares, at cost (2,401,000 and 1,201,000
    shares at December 31, 1997 and 1996, respectively).....     (21,907)          (12,980)
                                                                --------          --------
    Total shareholders' equity..............................      60,219            56,234
                                                                --------          --------
    Total liabilities and shareholders' equity..............    $134,947          $126,141
                                                                ========          ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          1997          1996          1995
                                                       ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Net sales............................................  $  325,417    $  286,123    $  270,564
Cost of sales........................................     229,469       204,000       201,555
                                                       ----------    ----------    ----------
  Gross margin.......................................      95,948        82,123        69,009
Advertising and promotion............................      47,626        40,443        40,496
Other selling........................................       8,448         8,977        11,898
General and administrative...........................      12,549        11,515        12,971
Engineering and product development..................       4,696         3,905         3,281
Special charges......................................          --            --        16,294
                                                       ----------    ----------    ----------
  Income (loss) from operations......................      22,629        17,283       (15,931)
Interest expense, net................................       1,412         2,559         4,001
Receivable securitization and other (income) expense,
  net................................................       1,033          (622)          311
                                                       ----------    ----------    ----------
  Income (loss) before income taxes..................      20,184        15,346       (20,243)
Income tax expense (benefit).........................       7,777         5,910        (6,487)
                                                       ----------    ----------    ----------
  Net income (loss)..................................  $   12,407    $    9,436    $  (13,756)
                                                       ==========    ==========    ==========
BASIC
  Weighted average number of common shares
     outstanding (in thousands)......................      23,549        24,010        23,999
  Earnings (loss) per share..........................  $      .53    $      .39    $     (.57)
DILUTED
  Weighted average number of common shares and
     equivalents outstanding (in thousands)..........      23,939        24,183        23,999
  Earnings (loss) per share..........................  $      .52    $      .39    $     (.57)

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          FOR YEARS ENDED DECEMBER 31,

                                    COMMON SHARES      ADDITIONAL              CUMULATIVE      TREASURY SHARES          TOTAL
                                 -------------------    PAID-IN     RETAINED   TRANSLATION   --------------------   SHAREHOLDERS'
                                   NUMBER     AMOUNT    CAPITAL     EARNINGS   ADJUSTMENT     NUMBER      AMOUNT       EQUITY
                                 ----------   ------   ----------   --------   -----------   ---------   --------   -------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1994...  25,200,000    $210     $41,525     $31,931       $(531)     1,201,000   $(12,980)    $ 60,155
  Translation adjustment.......                                                     118                                    118
  Compensatory effect of stock
    options....................                              58                                                             58
  Net loss.....................                                     (13,756)                                           (13,756)
                                 ----------    ----     -------     -------       -----      ---------   --------     --------
Balance at December 31, 1995...  25,200,000     210      41,583      18,175        (413)     1,201,000    (12,980)      46,575
  Translation adjustment.......                                                     306                                    306
  Compensatory effect of stock
    options....................                            (199)                                                          (199)
  Shares issued from stock
    option plan................      31,100                 116                                                            116
  Net income...................                                       9,436                                              9,436
                                 ----------    ----     -------     -------       -----      ---------   --------     --------
Balance at December 31, 1996...  25,231,100     210      41,500      27,611        (107)     1,201,000    (12,980)      56,234
  Translation adjustment.......                                                     107                                    107
  Compensatory effect of stock
    options....................                              81                                                             81
  Shares issued from stock
    option plan................      80,624       1         316                                                            317
  Purchase of treasury
    shares.....................                                                              1,200,000     (8,927)      (8,927)
  Net income...................                                      12,407                                             12,407
                                 ----------    ----     -------     -------       -----      ---------   --------     --------
Balance at December 31, 1997...  25,311,724    $211     $41,897     $40,018       $  --      2,401,000   $(21,907)    $ 60,219
                                 ==========    ====     =======     =======       =====      =========   ========     ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR YEARS ENDED DECEMBER 31,

                                                                1997        1996        1995
                                                              --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ 12,407    $  9,436    $(13,756)
                                                              --------    --------    --------
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Depreciation and amortization...........................     9,407       8,719      11,586
    Compensatory effect of stock options....................        81        (199)         58
    (Gain) loss on disposal of tooling, property and
      equipment.............................................        --        (467)      9,170
    Deferred income taxes...................................     3,186          --          --
(Increase) decrease in assets:
  Trade accounts receivable, net............................    (7,284)      3,797       1,787
  Inventories...............................................    (2,143)     (5,644)        268
  Refundable and accrued income taxes.......................     1,474       8,573      (7,248)
  Prepaid expenses and other................................       575      (1,288)      1,030
  Other.....................................................    (1,170)       (305)        (67)
Increase (decrease) in liabilities:
  Trade accounts payable....................................     5,969       4,587       5,988
  Accrued advertising and promotion.........................    (2,106)      4,429      (1,731)
  Accrued salaries, benefits, and payroll taxes.............      (230)      2,924          46
  Accrued warranty and customer returns.....................       725         375         100
  Accrued other.............................................     1,850         (47)      1,783
                                                              --------    --------    --------
    Total adjustments.......................................    10,334      25,454      22,770
                                                              --------    --------    --------
    Net cash from operating activities......................    22,741      34,890       9,014
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchases of tooling, property, plant, and equipment,
    net.....................................................   (14,548)     (9,677)     (8,872)
  Proceeds from sale of plants and equipment................        --       2,237          --
  Decrease (increase) in tooling deposits...................     2,816          85      (2,634)
  Cash proceeds from sale of European operations............        --          --       3,548
                                                              --------    --------    --------
    Net cash from investing activities......................   (11,732)     (7,355)     (7,958)
                                                              --------    --------    --------
Cash flows from financing activities:
  Payments on bank debt, net................................    (1,413)    (25,953)    (11,179)
  Proceeds from notes payable...............................        --          --      10,450
  Payments on notes payable.................................      (418)       (398)        (45)
  Proceeds from exercise of stock options...................       317         116          --
  Payments on capital lease obligations.....................      (214)       (293)       (325)
  Purchase of treasury shares...............................    (8,927)         --          --
                                                              --------    --------    --------
    Net cash from financing activities......................   (10,655)    (26,528)     (1,099)
                                                              --------    --------    --------
Effect of exchange rate changes on cash.....................        --          (6)         43
                                                              --------    --------    --------
Net increase in cash........................................       354       1,001          --
Cash at beginning of year...................................     1,001          --          --
                                                              --------    --------    --------
Cash at end of year.........................................  $  1,355    $  1,001    $     --
                                                              ========    ========    ========
Supplemental disclosure of cash flow information:
Cash payments for:
  Interest..................................................  $  1,689    $  3,018    $  4,378
                                                              ========    ========    ========
  Income taxes, net of refunds..............................  $  3,117    $ (2,663)   $    761
                                                              ========    ========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Exchange of certain tooling for the forgiveness of related
    note payable............................................  $     --    $     --    $    586
                                                              ========    ========    ========
  Assignment of capital lease obligation to buyer...........  $     --    $  3,690    $     --
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ACCOUNTING POLICIES:

     DESCRIPTION OF BUSINESS -- Royal Appliance Mfg. Co. ("Royal" or the "Company"), an Ohio corporation with its corporate offices in the Cleveland, Ohio metropolitan area, develops, assembles and markets a full line of cleaning products for home and commercial use under the Dirt Devil(R) and Royal(R) brand names. In 1984, the Company introduced the first in a line of Dirt Devil(R) hand-held vacuum cleaners, which the Company believes has become the largest selling line of hand-held vacuum cleaners in the United States. The Company has used the Dirt Devil(R) brand name recognition to gain acceptance for other Dirt Devil(R) products.

     The following is a summary of significant policies followed in the preparation of the accompanying Consolidated Financial Statements.

     BASIS OF PRESENTATION -- The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The companies are hereinafter referred to as "Royal" or the "Company".

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     Net income (loss) per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted earnings per share.

     The Company's revenue recognition policy is to recognize revenues when products are shipped.

     The Company's return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a provision is provided for future returns based on current shipments. All sales are final upon shipment of goods to the customers.

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

     ADVERTISING AND PROMOTION -- Cost incurred for producing and communicating advertising are expensed during the period incurred, including cost incurred under the Company's cooperative advertising program.

     INVENTORIES -- Inventory is stated at the lower of cost or market. In September 1995, the Company changed its method of accounting for domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. Management believes the FIFO method will provide a better matching of current costs and current revenues due to past and future decreases in costs and changes in the mix of products as the Company's ability to introduce new products into the marketplace increases.

     Inventories at December 31 consisted of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Finished goods.............................................    $23,319         $23,177
Work in process and component parts........................     12,876          10,875
                                                               -------         -------
                                                               $36,195         $34,052
                                                               =======         =======

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

1. ACCOUNTING POLICIES: (CONTINUED)
     PROPERTY, PLANT AND EQUIPMENT -- the Company capitalizes as additions to property, plant and equipment expenditures at cost for molds, tooling, land, buildings, equipment, furniture, and leasehold improvements. Expenditures for maintenance and repairs are charged to operating expense as incurred. The asset and related accumulated depreciation or amortization accounts are adjusted to reflect retirements and disposals and the resulting gain or loss is included in the determination of net income (loss).

     Plant and equipment are depreciated over the estimated useful lives of the respective classes of assets. Leasehold improvements and assets held under capital leases are amortized over their respective lease terms. Accumulated amortization on assets under capital leases totaled $2,120 and $1,902 at December 31, 1997 and 1996, respectively.

     Depreciation for financial reporting purposes is computed on the straight-line method using the following depreciable lives:

Buildings...................................................  40 years
Buildings under capital lease...............................  20 years
Molds, tooling, and equipment...............................  3-10 years
Furniture and office equipment..............................  3-10 years
Vehicles....................................................  3 years

     Accelerated methods as permitted by the applicable tax law are used for tax reporting purpose.

     The Company reviews for impairment whenever events or changes in circumstances indicates that the carrying amount of property, plant and equipment may not be recoverable under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- Financial instruments consist of a revolving credit agreement and notes payable and are carried at amounts which approximate fair value.

     NEW ACCOUNTING PRONOUNCEMENTS -- The Company will be required to implement SFAS No. 130, Reporting Comprehensive Income, in the fourth quarter of 1998. The Company expects the implementation of SFAS No. 130 will not have a material impact on its consolidated financial position and results of operations.

     The Company will also be required to implement SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, in the fourth quarter of 1998. The Company expects the implementation of SFAS No. 131 will not have a material impact on the reporting of segment information.

     The Company adopted SFAS No. 128, Earnings Per Share, in the fourth quarter of 1997. The impact of implementing SFAS No. 128 is discussed in Note 12 to the Consolidated Financial Statements.

2. SPECIAL CHARGES:

     In 1995, pursuant to a board approved plan, the Company recorded special charges of $16,294, primarily related to losses from the disposal of certain inventory, molds and tooling and other intangibles primarily resulting from a decision to refocus the Company's primary operating and marketing efforts on the North American market. The special charges included a $11,567 write-down to the net realizable value of certain molds, tooling, inventory and other assets disposed of or held for sale, $2,598 restructuring charge related to the Company's sale of its European operations, and $2,129 of special charges related to losses from the disposal of certain inventory and intangibles resulting from discontinuing a product line and executive severance. The Company completed the sale of its European operations in 1995 and liquidated its European real estate in 1996.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

2. SPECIAL CHARGES: (CONTINUED)
     Of the initial special charges, $27 remained as a reserve as of December 31, 1997. The balance of the reserve is primarily comprised of warranty obligations and other related charges. A summary of the special charges reserve account is presented below:

                                                          1997      1996       1995
                                                          -----    ------    --------
Reserve balance at beginning of year....................  $ 369    $1,548    $     --
  Expenses charged to operations........................     --        --      16,294
  Realized loss on disposal of property, equipment and
     inventories........................................     --      (666)    (12,372)
  Severance and other cash outflows.....................   (342)     (513)     (2,374)
                                                          -----    ------    --------
Reserve balance at end of year..........................  $  27    $  369    $  1,548
                                                          =====    ======    ========

3. DEBT:

     The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at December 31, 1997. In September 1997, the Company amended its revolving credit facility to reduce the maximum amount of revolving credit from $50,000 to $40,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was approximately $40,000 as of December 31, 1997, resulting in availability of approximately $35,100. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the Agreement. At December 31, 1997, the bank's base lending rate was 8.25%. The Company's effective interest rate was 8.63% and 8.86% for 1997 and 1996, respectively. In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility. The carrying amount of the facility approximates fair value.

     The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 1997. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 1997, was $40,000. The maximum amount of receivables that can be sold is seasonally adjusted. At December, 31, 1997, the Company received approximately $22,000 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. At December 31, 1996, the Company received approximately $14,300 from the sale of trade accounts receivables. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $892 and $161 in 1997 and 1996, respectively, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 6.64% and 6.20% for the years 1997 and 1996, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     The Company has a variable rate mortgage note payable in the amount of $4,024. The note is collateralized by one of the Company's assembly facilities. Monthly payments of principal and interest are payable through July 1, 2000, at which time the balance of approximately $3,467 is due. Interest is at a 2.35% spread above the 30 day commercial paper rate. At December 31, 1997, the 30 day commercial paper rate was 5.53%. The carrying amount of the mortgage note payable approximates fair value.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

3. DEBT: (CONTINUED)
     The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,526. The note is collateralized by the Company's distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

     Aggregate maturities of the notes payable and revolving credit facility at December 31, 1997, are as follows:

1998......................................  $   452
1999......................................    1,962
2000......................................    8,609
                                            -------
                                            $11,023
                                            =======

4. LEASES:

     Royal leases various facilities, equipment and vehicles under capital and operating lease agreements. Operating lease payments totaled $579, $677 and $1,255 for the years ended December 31, 1997, 1996, and 1995, respectively.

     Minimum commitments under all capital and operating leases at December 31, 1997 are as follows:

YEAR                                               CAPITAL    OPERATING
----                                               -------    ---------
1998.............................................  $  567       $383
1999.............................................     565        283
2000.............................................     565        167
2001.............................................     325         59
2002.............................................     304         15
Thereafter.......................................   2,733         15
                                                   ------       ----
Total minimum lease payments.....................   5,059       $922
                                                                ====
Less amount representing interest................   1,719
                                                   ------
Total present value of capital obligation........   3,340
Less current portion.............................     239
                                                   ------
Long-term obligation under capital leases........  $3,101
                                                   ======

5. COMMITMENTS AND CONTINGENCIES:

     At December 31, 1997, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $10,100 including commitments for television advertising through December 31, 1998. Other contractual commitments for items in the normal course of business total approximately $2,000.

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

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

6. INCOME TAXES:

     The income tax expense (benefit) consisted of the following:

                                                            1997      1996      1995
                                                           ------    ------    -------
Current (Refundable)
  Federal................................................  $  399    $4,643    $(4,601)
  State and local........................................     190       589         10
Deferred (benefit).......................................   7,188       678     (1,896)
                                                           ------    ------    -------
Total....................................................  $7,777    $5,910    $(6,487)
                                                           ======    ======    =======

     Deferred income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. At December 31, 1997 and 1996, the components of the net deferred tax (liability) asset were as follows:

                                                               1997       1996
                                                              -------    ------
Deferred tax assets:
  Warranty and customer returns.............................  $ 4,444    $3,694
  Bad debt reserve..........................................      616       527
  Inventory basis difference................................      634       590
  Accrued vacation, salaries and wages......................      379       398
  State and local taxes.....................................      729       756
  Basis difference in fixed and intangible assets...........       --     1,037
  Accrued advertising.......................................       22        --
  Self insurance reserves...................................      315       137
  Deferred compensation plan................................      616        --
  Other.....................................................      247       191
Deferred tax liabilities:
  Accounts receivable mark to market........................   (3,631)       --
  Basis difference in fixed and intangible assets...........   (4,286)       --
  State and local taxes.....................................     (707)     (521)
  Other.....................................................      (14)     (257)
                                                              -------    ------
Net deferred tax (liability) asset..........................  $  (636)   $6,552
                                                              =======    ======

     As of December 31, 1997, the Company has state and local tax net operating loss carryforward tax benefits of approximately $505 which will substantially expire between 2008 and 2010.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

6. INCOME TAXES: (CONTINUED)
     The differences between income taxes at the statutory federal income tax rate of 34% and those reported in the Consolidated Statements of Operations are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------
                                              % OF PRE-TAX            % OF PRE-TAX             % OF PRE-TAX
                                      1997       INCOME       1996       INCOME       1995         LOSS
                                     ------   ------------   ------   ------------   -------   ------------
Tax expense (benefit) at statutory
  rate.............................  $6,862       34.0%      $5,218       34.0%      $(6,883)     (34.0)%
Capital (gain) losses on
  disposition of foreign
  subsidiaries and other non
  deductible expenses..............     (93)       (.5)          87         .6           461        2.3
State and local income taxes, net
  of federal benefit...............   1,008        5.0          257        1.7          (400)      (1.9)
Federal surtax on income over $10
  million..........................      --         --           70         .5            --         --
Other, net.........................      --         --          278        1.7           335        1.6
                                     ------       ----       ------       ----       -------      -----
                                     $7,777       38.5%      $5,910       38.5%      $(6,487)     (32.0)%
                                     ======       ====       ======       ====       =======      =====

7. MAJOR CUSTOMERS:

     Royal's two largest customers represented approximately 35.9% and 10.7% of total net sales in 1997. The Company's two largest customers represented approximately 33.0% and 11.3% in 1996 and 28.6% and 15.5% of total net sales in 1995. Additionally, a significant concentration of Royal's business activity is with major domestic mass market retailers whose ability to meet their financial obligations with Royal is dependent on economic conditions germane to the retail industry. During recent years, several major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

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

8. STOCK OPTIONS:

     Under the terms of the Company's stock option plans for employees, outside directors and consultants, all outstanding options have been granted at prices at least equal to the then current market value on the date of grant, except for 50,000 options granted to a consultant below market value in November, 1996. The compensation element of these 50,000 options is being recognized as compensation expense over the two year vesting period. Certain stock options granted become exercisable in cumulative 20% installments, commencing one year from date of grant with full vesting occurring on the fifth anniversary date, and expire in ten years, subject to earlier termination in certain events related to termination of employment. Other stock options granted vest at the end of five years ("5 year cliff vesting") and expire in six years, subject to earlier termination in certain events related to termination of employment. Vesting may be accelerated in certain events relating to change of the Company's ownership.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

8. STOCK OPTIONS: (CONTINUED)
     The following summarizes the changes in the number of Common Shares under option:

                                                  1997               1996               1995
                                             ---------------    ---------------    ---------------
Options outstanding at beginning
  of the year..............................            2,486              1,141              1,051
Options granted during the year............              173              1,639                446
Options exercised during the year..........              (81)               (31)                --
Options canceled during the year...........             (276)              (263)              (356)
                                             ---------------    ---------------    ---------------
Options outstanding at end of year.........            2,302              2,486              1,141
                                             ===============    ===============    ===============
Options exercisable at end of the year.....              528                439                326
Option price range per share...............  $3.00 to $10.25    $3.00 to $10.25    $3.25 to $10.00

     The 528 exercisable options at December 31, 1997, are exercisable at an average exercise price of $5.22. The Company's current option plans, which provide for a total of 3,060 options, have 646 options remaining for future grants at December 31, 1997.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal 1996. As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                         YEAR ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                       1997       1996        1995
                                                                      -------    -------    --------
Net income (loss) (in thousands)   As reported....................    $12,407    $ 9,436    $(13,756)
                                   Pro forma......................    $12,195    $ 9,100    $(13,817)
Basic earnings (loss) per share    As reported....................    $   .53    $   .39    $   (.57)
                                   Pro forma......................    $   .52    $   .38    $   (.58)
Diluted earnings (loss) per share  As reported....................    $   .52    $   .39    $   (.57)
                                   Pro forma......................    $   .51    $   .38    $   (.58)

     The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years. Since the SFAS No. 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1997       1996       1995
                                                  -------    -------    -------
Expected volatility.............................    34.7%      37.8%      38.1%
Risk-free interest rate.........................    5.83%      6.36%      5.87%
Expected life of options in years...............  7 years    7 years    7 years
Expected dividend yield.........................       0%         0%         0%

     During fiscal years 1997, 1996 and 1995 the weighted average grant-date fair value of options granted was $3.16, $1.16, and $1.67 per share, respectively.

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

10. BENEFIT PLANS:

     The Company sponsors a 401(k) defined contribution plan which covers substantially all of its employees who have satisfied the plan's eligibility requirements. Participants may contribute to the plan by voluntarily reducing their salary up to a maximum of 15% of qualified compensation subject to annual I.R.S. limits. All contributions vest immediately. For 1997, the matching contribution was 100%, up to the first 2% of qualified compensation, and 50% of the next 4% of such compensation. The Company has also made discretionary contributions to the plan. The Company's provisions for matching and discretionary contributions totaled approximately $942, $797 and $754 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Voluntary after-tax contributions and certain rollover contributions are also permitted.

     During 1996, the Company established a voluntary, non-qualified deferred compensation plan for key executives. The Company has recorded a deferred compensation liability of $1,350 as of December 31, 1997.

     The Company does not offer any other post-retirement benefits, accordingly, it is not subject to the provisions of Statement of Financial Accounting Standards "SFAS" No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

11. SHARE REPURCHASE PROGRAM:

     In February 1997, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 1,200 of its outstanding common shares. As of December 31, 1997, the Company completed the program repurchasing 1,200 shares for an aggregate purchase price of $8,927. In February 1998, the Company's Board of Directors authorized another common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to an additional 2,300 of its outstanding common shares. The program is scheduled to expire on March 1, 1999.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

12. EARNINGS PER SHARE:

     In the fourth quarter of 1997, the Company adopted SFAS No. 128, Earnings per Share, which modifies the calculation of earnings per share. The Standard replaces the previous presentation of primary and fully diluted earnings per share to basic and diluted.

     Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of common stock equivalents, and is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15. All prior periods presented have been restated to reflect this adoption.

                                                                1997      1996       1995
                                                              --------   -------   --------
Net Income (loss)...........................................  $ 12,407   $ 9,436   $(13,756)
BASIC:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................    24,030    23,999     23,999
  Weighted average common shares issued during year.........        36        11         --
  Weighted average treasury shares repurchased during
     year...................................................      (517)       --         --
                                                              --------   -------   --------
Weighted average common shares outstanding, net of treasury
  shares, end of year.......................................    23,549    24,010     23,999
                                                              ========   =======   ========
Net income (loss) per common share..........................  $    .53   $   .39   $   (.57)
                                                              ========   =======   ========
DILUTED:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................    24,030    23,999     23,999
  Weighted average common shares issued during year.........        36        11         --
  Weighted average common share equivalents.................       390       173         --
  Weighted average treasury shares repurchased during
     year...................................................      (517)       --         --
                                                              --------   -------   --------
Weighted average treasury shares outstanding, net of
  treasury shares, end of year..............................    23,939    24,183     23,999
                                                              ========   =======   ========
Net income (loss) per common share..........................  $    .52   $   .39   $   (.57)
                                                              ========   =======   ========

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

13. BUSINESS SEGMENT INFORMATION:

     Prior to the sale of the Company's European operations in the fourth quarter of 1995 (Note 2), sales and marketing operations of the Company were principally located in both the United States and Europe. All Company operated assembly facilities have been and are located in the United States. Included in the amounts disclosed for the United States are amounts attributable to all North American countries. Included in the Europe loss from operations is approximately $1,800 of advertising, promotion and certain selling expenditures for 1995, which represents the parent Company's funding of market penetration, including television advertising for the European market.

                          BUSINESS SEGMENT INFORMATION
                               BY GEOGRAPHIC AREA

                                                          1997         1996        1995
                                                        ---------    --------    ---------
Net sales
  United States.......................................  $ 325,417(A) $286,123(A) $ 259,727
  Europe..............................................         --          --       10,837
                                                        ---------    --------    ---------
                                                        $ 325,417    $286,123    $ 270,564
                                                        =========    ========    =========
Income (loss) from operations
  United States.......................................  $  22,629    $ 17,283    $ (14,664)(B)
  Europe..............................................         --          --       (1,267)
                                                        ---------    --------    ---------
                                                        $  22,629    $ 17,283    $ (15,931)
                                                        =========    ========    =========
Identifiable assets
  United States.......................................  $ 134,947    $126,141    $ 128,287
  Europe..............................................         --          --        2,974
                                                        ---------    --------    ---------
                                                        $ 134,947    $126,141    $ 131,261
                                                        =========    ========    =========
Capital expenditures (includes cash and noncash
  acquisitions)
     United States....................................  $  11,732    $  9,592    $  10,691
     Europe...........................................         --          --          815
                                                        ---------    --------    ---------
                                                        $  11,732    $  9,592    $  11,506
                                                        =========    ========    =========
Depreciation and amortization expense
     United States....................................  $   9,407    $  8,719    $  11,398
     Europe...........................................         --          --          188
                                                        ---------    --------    ---------
                                                        $   9,407    $  8,719    $  11,586
                                                        =========    ========    =========

---------------
(A) Includes export sales originating from the United States in 1997 and 1996.

(B) Amount includes special charges of $16,294.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to Executive Officers of the Company is set forth in Part I of this Annual Report on Form 10-K. Information required by this Item with respect to members of the Board of Directors of the Company contained under the headings "Nominees for Terms Expiring in 2000" and "Directors whose Terms Expire in 1999" in the Company's Proxy Statement, dated March 27, 1998, is incorporated herein by reference.

     Information required by this Item with respect to compliance with Section 16 of the Exchange Act contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, dated March 27, 1998, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item relating to executive compensation contained under the headings "Compensation of Directors", "Executive Officers' Compensation", "Options Grants in 1997", "Aggregated Option Exercises in 1997 and Year-End Option Values", and "Change-in-Control and Other Employment Arrangements" in the Company's Proxy Statement, dated March 27, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item contained under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", in the Company's Proxy Statement, dated March 27, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          PAGE
                                                                          ----
(a)  (1)  FINANCIAL STATEMENTS
          Report of Independent Accountants...........................        15

          Consolidated Balance Sheets at December 31, 1997 and 1996...        16

          Consolidated Statements of Operations -- Years Ended
          December 31, 1997, 1996 and 1995............................        17

          Consolidated Statement of Shareholders' Equity -- Years
          Ended December 31, 1997, 1996 and 1995......................        18

          Consolidated Statements of Cash Flows -- Years Ended
          December 31, 1997, 1996 and 1995............................        19

          Notes to Consolidated Financial Statements..................     20-29


     (2)  FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statement schedule of Royal Appliance Mfg. Co. and Subsidiaries is included in
          Item 14(d):

          Schedule II -- Valuation and Qualifying Accounts............        33

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information has been included in the Notes to Consolidated Financial Statements


     (3)  EXHIBITS
          The exhibits filed herewith are set forth on the Index to
          Exhibits filed as part of this report.......................     34-35

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended
          December 31, 1997...........................................        --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 1998.

                                          ROYAL APPLIANCE MFG. CO.
                                               Registrant

                                          By /s/ Michael J. Merriman

                                          --------------------------------------
                                                   Michael J. Merriman
                                          Chief Executive Officer and President

                                          Date March 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 18th day of March 1998.

                      SIGNATURE                                                TITLE
                      ---------                                                -----
/s/ Michael J. Merriman                                     Chief Executive Officer, President and
-----------------------------------------------------       Director (Principal Executive and Financial
Michael J. Merriman                                         Officer)
/s/ Richard G. Vasek                                        Controller, Secretary and Chief Accounting
-----------------------------------------------------       Officer (Principal Accounting Officer)
Richard G. Vasek
R. Louis Schneeberger*                                      Chairman of the Board
-----------------------------------------------------
R. Louis Schneeberger
Jack Kahl Jr.*                                              Director
-----------------------------------------------------
Jack Kahl Jr.
E. Patrick Nalley*                                          Director
-----------------------------------------------------
E. Patrick Nalley
J.B. Richey*                                                Director
-----------------------------------------------------
J.B. Richey
John P. Rochon*                                             Director
-----------------------------------------------------
John P. Rochon

* The undersigned, by signing his name hereto, does hereby sign this Form 10-K on behalf of Royal Appliance Mfg. Co., and the above named directors and officers of Royal Appliance Mfg. Co., pursuant to a Power of Attorney executed on behalf of Royal Appliance Mfg. Co. and each of such directors and officers and which has been filed with the Securities and Exchange Commission.

                                          /s/ Michael J. Merriman
                                          --------------------------------------
                                          Michael J. Merriman, Chief Executive
                                          Officer,
                                          President and Director, and
                                          Attorney-in-Fact

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               FOR YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                             (DOLLARS IN THOUSANDS)

                                              BALANCE AT       ADDITIONS CHARGED TO                  BALANCE AT
               DESCRIPTION                 BEGINNING OF YEAR    EXPENSES AND COSTS     DEDUCTIONS    END OF YEAR
               -----------                 -----------------   --------------------    ----------    -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended
  December 31, 1995......................       $  928                $1,062             $  (10)(A)    $2,000
Year Ended
  December 31, 1996......................       $2,000                $  144             $  794(A)     $1,350
Year Ended
  December 31, 1997......................       $1,350                $  225             $  175(A)     $1,400

INVENTORY RESERVE:
Year Ended
  December 31, 1995......................       $2,157                $2,434(B)          $2,902(C)     $1,689
Year Ended
  December 31, 1996......................       $1,689                $  760(B)          $1,048(C)     $1,401
Year Ended
  December 31, 1997......................       $1,401                $  305(B)          $  712(C)     $  994

---------------

Note: (A) Uncollectible accounts charged off, less recoveries.
      (B) Reserve for product model changes.
      (C) Disposal of obsolete inventory.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                 FOR FORM 10-K

EXHIBIT                             DESCRIPTION
--------                            -----------

   3(a) Articles of Incorporation, amended and restated May 4, 1992, filed as Exhibit 3.1 of Registrant's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1992, filed with the Commission on August 13, 1992, and incorporated herein by reference.

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

   4(b) Amendment No. 3 to Restated Credit and Security Agreement dated as of September 29, 1997, by and among the Registrant and various banks including National City Commercial
            Finance, Inc. as Agent. Filed as Exhibit 4(a) of
            Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on November 12, 1997, and incorporated herein by reference.

   4(c)     Receivable Purchase and Servicing Agreement dated as of
            September 29, 1997, by the Registrant, Royal Appliance
            Receivables, Inc., as Seller, and Llama Retail Funding L.P., as Purchaser. Filed as Exhibit 4(b) of Registrant's
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1997, filed with the Commission on November
            12, 1997, and incorporated herein by reference.

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

  10(f)     Royal Appliance Mfg. Co. Key Executive Long-Term Incentive
            Plan filed as Exhibit 10(f) to the Annual Report on Form
            10-K for the year ended December 31, 1995, incorporated herein by reference.

                                 FOR FORM 10-K

EXHIBIT                             DESCRIPTION
--------                            -----------
  10(g)     Form of Severance and Employment Agreement between the
            registrant and Mssrs. Merriman, Dieterich, Holcomb, Lynch
            and Moone, respectively, filed as Exhibit 10(g) to the
            Annual Report on Form 10-K for the year ended December 31,
            1994, incorporated herein by reference.

  10(h)     Employment Agreement dated September 15, 1995, between the
            Registrant and Mr. Merriman filed as Exhibit 10(I) to the Annual Report on Form 10-K for the year ended December 31,
            1995, incorporated herein by reference.

  10(i)     Royal Appliance 401(k) Plus Plan, effective July 1, 1996.

    21      Subsidiaries of Registrant

    23      Consent of Coopers & Lybrand L.L.P regarding S-8
            Registration.

    24      Powers of Attorney of the Registrant, Directors and
            Principal Financial Officer of the Registrant.

  27.1      Financial Data Schedule for Current Period

  27.2      Restated Financial Data Schedule for 3 Month Period

  27.3      Restated Financial Data Schedule for 9 Month Period

  99.1      Form 11-K Annual Report for Royal Appliance 401(k)
            Retirement Savings Plan.

  99.2      Consent of independent accountants