Form 10-Q
period 1998-03-31
ROYAL APPLIANCE MANUFACTURING CO
filed 1998-05-15
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ____________

     Commission file number 0-19431
                            -------


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
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

  Common Shares, without par value                           22,027,824
------------------------------------           --------------------------------
                (Class)                          (Outstanding at May 14, 1998)


The Exhibit index appears on sequential page 14.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX



                                                                                                                     Page No.
                                                                                                                     --------
Part I            FINANCIAL INFORMATION

     Item 1       Financial Statements
     ------       --------------------

                  Consolidated Balance Sheets -
                    March 31, 1998 and December 31, 1997                                                                  3

                  Consolidated Statements of Operations -
                    three months ended March 31, 1998 and 1997                                                            4

                  Consolidated Statements of Cash Flow -
                    three months ended March 31, 1998 and 1997                                                            5

                  Notes to Consolidated Financial Statements                                                            6-8


     Item 2       Management's Discussion and Analysis of Financial
     ------       -------------------------------------------------
                  Condition and Results of Operations                                                                  9-12
                  -----------------------------------



Part II           OTHER INFORMATION

     Item 6       Exhibits and Reports on Form 8-K                                                                       13
     ------       --------------------------------


Signatures                                                                                                               14


Exhibit Index                                                                                                            15

                  Exhibit 27* - Financial data schedule
                  -----------

*Numbered in accordance with Item 601 of Regulation S-K.

PART I - FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS
     -----------------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                      March 31,   December 31,
                                                                        1998         1997
                                                                     ---------    ---------
ASSETS                                                               (Unaudited)
Current assets:
  Cash                                                               $      --    $   1,355
  Trade accounts receivable, net                                        24,236       47,045
  Inventories                                                           39,420       36,195
  Deferred income taxes                                                  3,453        2,550
  Prepaid expenses and other                                             2,362        1,861
                                                                     ---------    ---------
          Total current assets                                          69,471       89,006
                                                                     ---------    ---------

Property, plant and equipment, at cost:
  Land                                                                   2,356        2,356
  Buildings                                                             13,117       13,117
  Molds, tooling, and equipment                                         59,074       58,236
  Furniture and office equipment                                         6,570        6,068
  Assets under capital leases                                            4,613        4,613
  Leasehold improvements and other                                       3,073        3,049
                                                                     ---------    ---------
                                                                        88,803       87,439
          Less accumulated depreciation and amortization                46,417       44,547
                                                                     ---------    ---------
                                                                        42,386       42,892
                                                                     ---------    ---------

Tooling deposits                                                         1,384        1,146
Other                                                                    2,599        1,903
                                                                     ---------    ---------

          Total assets                                               $ 115,840    $ 134,947
                                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                             $  12,120    $  26,648
  Accrued liabilities:
      Advertising and promotion                                          6,469        9,576
      Salaries, benefits and payroll taxes                               2,732        5,750
      Warranty and customer returns                                      8,300        8,700
      Income taxes                                                          --          975
      Other                                                              5,397        5,530
Current portions of capital lease obligations and notes payable            708          691
                                                                     ---------    ---------
          Total current liabilities                                     35,726       57,870
                                                                     ---------    ---------

Revolving credit agreement                                              12,533        1,473
Capitalized lease obligations, less current portion                      3,038        3,101
Notes payable, less current portion                                      8,980        9,098
                                                                     ---------    ---------
       Total long-term debt                                             24,551       13,672
                                                                     ---------    ---------
Deferred income taxes                                                    3,323        3,186
                                                                     ---------    ---------
            Total liabilities                                           63,600       74,728
                                                                     ---------    ---------

Commitments and contingencies (Note 3)                                      --           --

Shareholders' equity:
  Common shares, at stated value                                           211          211
  Additional paid-in capital                                            41,918       41,897
  Retained earnings                                                     37,475       40,018
                                                                     ---------    ---------
                                                                        79,604       82,126
  Less treasury shares, at cost (3,284,300 and 2,401,000 shares at
     March 31, 1998, and December 31, 1997, respectively)              (27,364)     (21,907)
                                                                     ---------    ---------
          Total shareholders' equity                                    52,240       60,219
                                                                     ---------    ---------

          Total liabilities and shareholders' equity                 $ 115,840    $ 134,947
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


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                    Three months ended
                                                        March 31,
                                                   --------------------
                                                     1998        1997
                                                   --------    --------

Net sales                                          $ 51,848    $ 58,618

Cost of sales                                        40,350      42,384
                                                   --------    --------

    Gross margin                                     11,498      16,234

Advertising and promotion                             8,111       9,023
Other selling                                         1,953       1,837
General and administrative                            3,893       3,005
Engineering and product development                   1,185       1,022
                                                   --------    --------

    (Loss) income from operations                    (3,644)      1,347

Interest expense, net                                   288         253
Receivable securitization and other expense, net        237          84
                                                   --------    --------

    (Loss) income before income taxes                (4,169)      1,010

Income tax (benefit) expense                         (1,626)        404
                                                   --------    --------

    Net (loss) income                              $ (2,543)   $    606
                                                   ========    ========

BASIC
   Weighted average number of common shares
      outstanding (in thousands)                     22,322      23,971

   (Loss) earnings per share                       $   (.11)   $    .03

DILUTED
   Weighted average number of common shares
      and equivalents outstanding (in thousands)     22,322      24,351

   (Loss) earnings per share
                                                   $   (.11)   $    .02

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         -----------------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                           Three months
                                                                          Ended March 31,
                                                                       --------------------
                                                                         1998        1997
                                                                       --------    --------
Cash flows from operating activities:
   Net (loss) income                                                   $ (2,543)   $    606
                                                                       --------    --------
   Adjustments to reconcile net (loss) income to
      net cash from operating activities:
         Depreciation and amortization                                    1,974       1,660
         Compensatory effect of stock options                                21          20
      (Increase) decrease in assets:
         Trade accounts receivable, net                                  22,809      10,837
         Inventories                                                     (3,225)      8,380
         Refundable and accrued income taxes                             (1,741)     (2,598)
         Prepaid expenses and other                                        (501)       (600)
         Other                                                             (800)       (670)
      Increase (decrease) in liabilities:
         Trade accounts payable                                         (14,528)     (4,997)
         Accrued advertising and promotion                               (3,107)     (6,025)
         Accrued salaries, benefits, and payroll taxes                   (3,018)     (3,417)
         Accrued warranty and customer returns                             (400)        (75)
         Accrued other                                                     (133)        421
                                                                       --------    --------
                  Total adjustments                                      (2,649)      2,936
                                                                       --------    --------
            Net cash from operating activities                           (5,192)      3,542
                                                                       --------    --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net             (1,364)       (449)
   Increase in tooling deposits                                            (238)     (2,635)
                                                                       --------    --------
            Net cash from investing activities                           (1,602)     (3,084)
                                                                       --------    --------

Cash flows from financing activities:
   Proceeds (payments) on bank debt                                      11,060        (669)
   Payments on note payable                                                (109)       (102)
   Payments on capital lease obligations                                    (55)        (60)
   Proceeds from exercise of stock options                                   --         117
   Repurchase of common stock                                            (5,457)       (745)
                                                                       --------    --------
             Net cash from financing activities                           5,439      (1,459)
                                                                       --------    --------

Net decrease in cash                                                     (1,355)     (1,001)
                                                                       --------    --------

Cash at beginning of period                                               1,355       1,001
                                                                       --------    --------

Cash at end of period                                                  $     --    $     --
                                                                       ========    ========

Supplemental disclosure of cash flow information: Cash payments for:
   Interest                                                            $    289    $    340
                                                                       ========    ========

   Income taxes, net of refunds                                        $    115    $  3,002
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

       The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of March 31, 1998, and December 31, 1997, and the related statements of operations and cash flows as of, and for the interim periods ended, March 31, 1998 and 1997. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

       The Company's revenue recognition policy is to recognize revenues when products are shipped.

       Net (loss) income per share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted earnings per share.

NOTE 2:  INVENTORIES

       Inventories are stated at the lower of cost or market. Inventories at March 31, 1998, and December 31, 1997, consisted of the following:

                                                                          March 31,             December 31,
                                                                             1998                   1997
                                                                           -------                -------
   Finished goods                                                          $21,990                $23,319
   Work in process and purchased parts                                      17,430                 12,876
                                                                           -------                -------

     Inventories at FIFO cost                                              $39,420                $36,195
                                                                           =======                =======

NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At March 31, 1998, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $12,800, including commitments for television advertising through December 31, 1998. Other contractual commitments for items in the normal course of business total approximately $2,250.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4:  DEBT

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at March 31, 1998. In September 1997, the Company amended its revolving credit facility to reduce the maximum amount of revolving credit from $50,000 to $40,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was approximately $30,700 as of March 31, 1998, resulting in availability of approximately $16,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the Agreement. At March 31, 1998, the bank's base lending rate was 8.5%. In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility. In April, 1998 the Company received a commitment for a new $45 million three-year secured revolving line of credit. The Company expects to finalize this agreement in the second quarter of 1998. The new facility will replace the Company's current $40 million revolver. The carrying amount of the facility approximates fair value.

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 1998. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 1998, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At March 31, 1998, the Company received approximately $13,300 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $209 and $132 for the first quarter ended March 31, 1998 and 1997, respectively, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       The Company has a variable rate mortgage note payable in the amount of $3,977. The note is collateralized by one of the Company's assembly facilities. Monthly payments of principal and interest are payable through July 1, 2000, at which time the balance of approximately $3,467 is due. Interest is at a 2.35% spread above the 30 day commercial paper rate. At March 31, 1998, the 30 day commercial paper rate was 5.48%. The carrying amount of the mortgage note payable approximates fair value.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,464. The note is collateralized by the Company's distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5:  SHARE REPURCHASE PROGRAM

       In February 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 2,300 of its outstanding common shares. As of March 31, 1998, the Company has repurchased 883 shares for an aggregate purchase price of $5,457. The program is scheduled to expire on March 1, 1999.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6:  EARNINGS (LOSS) PER SHARE

       In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which modifies the calculation of earnings per share. The Standard replaces the previous presentation of primary and fully diluted earnings per share to basic and diluted.

       Basic (loss) earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of common stock equivalents, and is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15. All prior periods presented have been restated to reflect this adoption.

                                                           Three months ended March 31,
                                                           ----------------------------
                                                             1998           1997
                                                           --------       --------
Net (loss) income                                          $ (2,543)      $    606
                                                           ========       ========
BASIC:
   Common shares outstanding, net of treasury shares,
      beginning of quarter                                   22,911         24,030
   Weighted average common shares issued during
      quarter                                                    --             18
   Weighted average treasury shares repurchased
      during quarter                                           (589)           (77)
                                                           --------       --------
Weighted average common shares outstanding, net of
   treasury shares, end of quarter                           22,322         23,971
                                                           ========       ========
Net (loss) income per common share                         $   (.11)      $    .03
                                                           ========       ========

DILUTED:
   Common shares outstanding, net of treasury shares,
      beginning of quarter                                   22,911         24,030
   Weighted average common shares issued during
      quarter                                                    --             18
   Weighted average common share equivalents                     --            380
   Weighted average treasury shares repurchased
      during quarter                                           (589)           (77)
                                                           --------       --------
Weighted average treasury shares outstanding, net of
   treasury shares, end of quarter                           22,322         24,351
                                                           ========       ========
Net (loss) income per common share                         $   (.11)      $    .02
                                                           ========       ========

NOTE 7:  COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, in the first quarter of 1998. The implementation of SFAS No. 130 did not have a material impact on the Company's consolidated financial position or results of operations since the Company had no significant other comprehensive income.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
          --------------------------------------------

RESULTS OF OPERATIONS
---------------------

       Net sales decreased 11.5% for the first quarter ended March 31, 1998, compared with the same period in the prior year. The decrease in the first quarter net sales was due primarily to lower shipments of the Dirt Devil(R) Ultra MVP(TM) and the Dirt Devil(R) Broom Vac(R). Overall sales to the top 5 customers in the first three months of 1998 (all of which are major retailers) accounted for approximately 62.7% of net sales as compared with approximately 68.3% in the first three months of 1997. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, decreased from 27.7% for the first quarter 1997 to 22.2% in the first quarter 1998. The gross margin percentage was negatively affected in 1998 primarily by higher consumer returns and charges incurred in connection with the plan to consolidate two of the Company's facilities and was partially offset by improved sales mix of higher margin products.

       Advertising and promotion expenses for the first quarter 1998 were $8,111, a decrease of 10.1% from the first quarter 1997. The decrease in advertising and promotion expenses was due primarily to not incurring in 1998 expenses related to the launch of the 1997 Fred Astaire Superbowl advertising campaign. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter and during product and promotional campaign introductions.

       Other selling expenses for the first quarter 1998 were $1,953, an increase of 6.3% from the first quarter 1997. The increase is primarily due to internal sales and marketing personnel compensation, which are the largest components of other selling expenses.

       General and administrative expenses for the first quarter 1998 were $3,893, an increase of 29.6% from the first quarter 1997. General and administrative expenses increased as a percentage of net sales from 5.1% to 7.5%. The principal components are compensation (including benefits), insurance, travel and professional services. The increase in the first quarter 1998 was primarily due to increases in employee related benefit expenses, professional fees, training and supplies.

       Engineering and product development expenses for the first quarter 1998 were $1,185, an increase of 15.9% from the first quarter 1997, as the Company continues its new product innovation efforts. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in the first quarter 1998 was primarily due to costs associated with the new product introductions in 1998.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
         --------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

       Interest expense for the first quarter 1998 was $288, an increase of 13.8% from the first quarter 1997. The increase in interest expense resulted primarily from higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases, partially offset by a lower effective borrowing rate.

       Receivable securitization and other expense principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's international assets.

       Due to the factors discussed above, the Company had a loss of $4,169 before income taxes for the first quarter 1998 compared to income of $1,010 before income taxes for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used working capital generated from operations to fund its operations, capital expenditures and share repurchases. Working capital was $33,745 at March 31, 1998, an increase of 8.4% over the December 31, 1997 level. Current assets decreased by $19,535 reflecting a reduction in trade accounts receivable of $22,809 which was partially offset by a $3,225 increase in inventories. Current liabilities also decreased by $22,144 principally reflecting a $14,528 decrease in trade payables, a $3,107 decrease in accrued advertising and promotion, a $3,018 decrease in accrued salaries, benefits and payroll taxes, and a $975 decrease in accrued income taxes.

       In the first three months of 1998, the Company utilized $1,602 of cash for capital purchases, including approximately $950 of tooling related to the new Dirt Devil(R) Vision(TM), Dirt Devil(R) Swivel Glide(TM) and Dirt Devil(R) Mop Vac(TM).

       The Company's revolving credit facility has a maturity date of April 1, 1999, and is classified as long-term at March 31, 1998. In September 1997, the Company amended its revolving credit facility to reduce the maximum amount of revolving credit from $50,000 to $40,000, subject to a borrowing base formula as defined in the agreement. The maximum amount allowable to the Company under the borrowing base formula was approximately $30,700 as of March 31, 1998, resulting in availability of approximately $16,000. The agreement requires monthly payments of interest only through maturity. The facility provides for pricing options at the bank's base lending rate and LIBOR plus a rate spread as defined in the Agreement. At March 31, 1998, the bank's base lending rate was 8.5%. In addition, the Company pays a commitment fee at the annual rate of .375% on the unused portion of the facility. In April, 1998 the Company received a commitment for a new $45 million three-year secured revolving line of credit. The Company expects to finalize this agreement in the second quarter of 1998. The new facility will replace the Company's current $40 million revolver. The carrying amount of the facility approximates fair value.

       The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 1998. The revolving credit facility is collateralized by the Company's inventories, trade accounts receivable, equipment and general intangibles.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (CONTINUED) (DOLLARS IN THOUSANDS)
         --------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 1998, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At March 31, 1998, the Company received approximately $13,300 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $209 and $132 for the first quarter ended March 31, 1998 and 1997, respectively, and have been classified as Other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       In February 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 2,300 of its outstanding common shares. As of March 31, 1998, the Company has repurchased 883 shares for an aggregate purchase price of $5,457. The program is scheduled to expire on March 1, 1999.

       The Company has reached an agreement to sell one of its Mentor, Ohio facilities. The Company anticipates completing the transaction in the third quarter of 1998. The net cash proceeds are approximately $7,000, which exceeds the net book value of the facility. The cash proceeds will be used to pay off the Company's variable rate mortgage note payable.

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

                                                                  Three Months Ended
                                 ------------------------------------------------------------------------------------
                                 March 31,          Dec. 31,          Sept. 30,           June 30,          March 31,
                                   1998               1997               1997               1997               1997
                                 ---------          --------          ---------           --------          ---------
                                                   (Dollars in thousands, except per share amounts)
Net Sales                         $51,848           $118,354            $87,375            $61,070            $58,618
Gross margin                       11,498             36,691             25,284             17,739             16,234
Net (loss) income                  (2,543)             6,793              4,089                919                606
Net (loss) income per
 common share (a)                  $ (.11)             $ .29             $  .17            $   .04             $  .02

(a) (Loss) earnings per share is calculated based on the diluted method explained in Note 6 to the Consolidated Financial Statements.

       The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac and Dirt Devil(R) Broom Vac(TM), are given as gifts and therefore, sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (CONTINUED) (DOLLARS IN THOUSANDS)
         --------------------------------------------------------

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

INFLATION
---------

       The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices

LITIGATION
----------

       The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ACCOUNTING STANDARDS
--------------------

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, in the first quarter of 1998. The implementation of SFAS No. 130 did not have a material impact on the Company's consolidated financial position or results of operations since the Company had no significant other comprehensive income.

       The Company will also be required to implement SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, in the fourth quarter of 1998. The Company expects the implementation of SFAS No. 131 will not have a material impact on the reporting of segment information.

FORWARD LOOKING STATEMENTS
--------------------------

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




                                Royal Appliance Mfg. Co.
                              --------------------------------------------------
                              (Registrant)






                              /s/  Michael J. Merriman
                              --------------------------------------------------
                              Michael J. Merriman
                              Chief Executive Officer, President and Director (Principal Executive and Financial Officer)






Date:   May 15, 1998          /s/  Richard G. Vasek
       -------------          --------------------------------------------------
                              Richard G. Vasek
                              Controller, Secretary and Chief Accounting Officer
                              (Principal Accounting Officer)

                                INDEX TO EXHIBITS





                                                                    Page No.
                                                                    --------

Exhibit 27 - Financial data schedule                                    15