Form 10-Q
period 1998-06-30
ROYAL APPLIANCE MANUFACTURING CO
filed 1998-08-07
CIK 85462

                                    UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                       FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended JUNE 30, 1998
                                                     -------------

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For
     the transition period from                  to
                                  ---------------   ----------------

     Commission file number 0-19431
                              -------


                              ROYAL APPLIANCE MFG. CO.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



                    OHIO                                        34-1350353
---------------------------------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer Identification Number)
      incorporation or organization)



        650 ALPHA DRIVE, CLEVELAND, OHIO                        44143
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
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

        Common Shares, without par value                   21,447,924
       -----------------------------------       ------------------------------
                      (Class)                    (Outstanding at August 6, 1998)


The Exhibit index appears on sequential page 15.

                     ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                         INDEX



                                                                                                    Page No.
                                                                                                    --------

Part I         FINANCIAL INFORMATION

     Item 1    Financial Statements
     ------    --------------------

                Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                                                3

                Consolidated Statements of Operations -
                  three months and six months ended June 30, 1998 and 1997                           4

                Consolidated Statement of Cash Flows -
                  six months ended June 30, 1998 and 1997                                            5

                Notes to Consolidated Financial Statements                                       6 - 8


     Item 2    Management's Discussion and Analysis of Financial
     ------    -------------------------------------------------
                Condition and Results of Operations                                             9 - 12
                -----------------------------------



Part II        OTHER INFORMATION

     Item 4    Submission of Matters to a Vote of Security Holders                                  13
     ------    ---------------------------------------------------

     Item 6    Exhibits and Reports on Form 8-K                                                     13
     ------    --------------------------------


Signatures                                                                                          14


Exhibit Index                                                                                       15

PART I - FINANCIAL INFORMATION
       ITEM 1 - FINANCIAL STATEMENTS
       ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                               June 30,  December 31,
                                                                                 1998       1997
                                                                              ---------   ---------
ASSETS                                                                         (Unaudited)
Current assets:
  Cash                                                                        $      --   $   1,355
  Trade accounts receivable, net                                                 23,301      47,045
  Inventories                                                                    42,426      36,195
  Deferred and refundable income taxes                                            5,131       2,550
  Prepaid expenses and other                                                      2,517       1,861
                                                                              ---------   ---------
          Total current assets                                                   73,375      89,006
                                                                              ---------   ---------

Property, plant and equipment, at cost:
  Land                                                                            2,356       2,356
  Buildings                                                                      13,117      13,117
  Molds, tooling, and equipment                                                  59,414      58,236
  Furniture and office equipment                                                  6,581       6,068
  Assets under capital leases                                                     4,613       4,613
  Leasehold improvements and other                                                3,112       3,049
                                                                              ---------   ---------
                                                                                 89,193      87,439
          Less accumulated depreciation and amortization                         48,409      44,547
                                                                              ---------   ---------
                                                                                 40,784      42,892
                                                                              ---------   ---------

Tooling deposits                                                                  3,247       1,146
Other                                                                             2,672       1,903
                                                                              ---------   ---------

          Total assets                                                        $ 120,078   $ 134,947
                                                                              =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                      $  11,018   $  26,648
  Accrued liabilities:
      Advertising and promotion                                                   6,159       9,576
      Salaries, benefits and payroll taxes                                        2,877       5,750
      Warranty and customer returns                                               8,100       8,700
      Income taxes                                                                   --         975
      Other                                                                       5,584       5,530
  Current portions of capital lease obligations and notes payable                   726         691
                                                                              ---------   ---------
          Total current liabilities                                              34,464      57,870
                                                                              ---------   ---------

Revolving credit agreement                                                       20,200       1,473
Capitalized lease obligations, less current portion                               2,973       3,101
Notes payable, less current portion                                               8,859       9,098
                                                                              ---------   ---------
       Total long-term debt                                                      32,032      13,672
                                                                              ---------   ---------
Deferred income taxes                                                             3,555       3,186
                                                                              ---------   ---------
            Total liabilities                                                    70,051      74,728
                                                                              ---------   ---------

Commitments and contingencies (Note 3)                                               --          --

Shareholders' equity:
  Common shares, at stated value                                                    211         211
  Additional paid-in capital                                                     41,939      41,897
  Retained earnings                                                              35,241      40,018
                                                                              ---------   ---------
                                                                                 77,391      82,126
  Less treasury shares, at cost (3,284,300 and 2,401,000 shares at
     June 30, 1998, and December 31, 1997, respectively)                        (27,364)    (21,907)
                                                                              ---------   ---------
          Total shareholders' equity                                             50,027      60,219
                                                                              ---------   ---------

          Total liabilities and shareholders' equity                          $ 120,078   $ 134,947
                                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
        ITEM 1 - FINANCIAL STATEMENTS
        ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                       Three months ended          Six months ended
                                                            June 30,                   June 30,
                                                   -------------------------   -------------------------
                                                       1998          1997          1998         1997
                                                   -----------   -----------   -----------   -----------

Net sales                                          $    51,259   $    61,070   $   103,107   $   119,688

Cost of sales                                           39,106        43,331        79,456        85,715
                                                   -----------   -----------   -----------   -----------

    Gross margin                                        12,153        17,739        23,651        33,973

Advertising and promotion                                9,245         9,726        17,356        18,749
Other selling                                            1,940         1,917         3,893         3,754
General and administrative                               3,028         2,780         6,921         5,785
Engineering and product development                        871         1,380         2,056         2,402
                                                   -----------   -----------   -----------   -----------

    (Loss) income from operations                       (2,931)        1,936        (6,575)        3,283

Interest expense, net                                      411           301           699           554
Receivable securitization and other expense,
net                                                        292           145           529           229
                                                   -----------   -----------   -----------   -----------

    (Loss) income before income taxes                   (3,634)        1,490        (7,803)        2,500

Income tax (benefit) expense                            (1,400)          571        (3,026)          975
                                                   -----------   -----------   -----------   -----------

    Net (loss) income                              $    (2,234)  $       919   $    (4,777)  $     1,525
                                                   ===========   ===========   ===========   ===========

BASIC
  Weighted average number of common
     shares outstanding (in thousands)
                                                        22,028        23,747        22,175        23,864
  (Loss) earnings per share
                                                   $      (.10)  $       .04   $      (.22)  $       .06
DILUTED
  Weighted average number of common
    shares and equivalents outstanding
    (in thousands)                                      22,028        24,121        22,175        24,238

  (Loss) earnings per share                        $      (.10)  $       .04   $      (.22)  $       .06

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                   Six months
                                                                                  Ended June 30,
                                                                            --------------------------
                                                                                1998          1997
                                                                            -----------    -----------

Cash flows from operating activities:
   Net (loss) income                                                        $    (4,777)   $     1,525
                                                                            -----------    -----------
   Adjustments to reconcile net (loss) income to net cash from operating activities:
         Depreciation and amortization                                            4,077          3,833
         Compensatory effect of stock options                                        42             41
         Loss on disposal of tooling, property, plant and equipment                  32             --
      (Increase) decrease in assets:
         Trade accounts receivable, net                                          23,744         10,549
         Inventories                                                             (6,231)        (4,496)
         Refundable and accrued income taxes                                     (3,187)        (2,142)
         Prepaid expenses and other                                                (656)           276
         Other                                                                     (963)          (889)
      Increase (decrease) in liabilities:
         Trade accounts payable                                                 (15,630)         2,986
         Accrued advertising and promotion                                       (3,417)        (5,068)
         Accrued salaries, benefits, and payroll taxes                           (2,873)        (3,155)
         Accrued warranty and customer returns                                     (600)          (125)
         Accrued other                                                               54            926
                                                                            -----------    -----------
                  Total adjustments                                              (5,608)         2,736
                                                                            -----------    -----------
            Net cash from operating activities                                  (10,385)         4,261
                                                                            -----------    -----------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                     (1,807)        (9,042)
   Decrease (increase) in tooling deposits                                       (2,101)         2,121
                                                                            -----------    -----------
            Net cash from investing activities                                   (3,908)        (6,921)
                                                                            -----------    -----------

Cash flows from financing activities:
   Proceeds on bank debt                                                         18,727          4,030
   Payments on note payable                                                        (221)          (204)
   Payments on capital lease obligations                                           (111)          (110)
   Proceeds from exercise of stock options                                           --            122
   Repurchase of common stock                                                    (5,457)        (2,179)
                                                                            -----------    -----------
             Net cash from financing activities                                  12,938          1,659
                                                                            -----------    -----------

Net decrease in cash                                                             (1,355)        (1,001)
                                                                            -----------    -----------

Cash at beginning of period                                                       1,355          1,001
                                                                            -----------    -----------

Cash at end of period                                                               $--            $--
                                                                            ===========    ===========

Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                                 $       768    $       664
                                                                            ===========    ===========

   Income taxes, net of refunds                                             $       161    $     3,117
                                                                            ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

       The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of June 30, 1998 and December 31, 1997, and the related statements of operations and cash flows as of, and for the interim periods ended, June 30, 1998 and 1997. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report (Form 10-K).

       The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:  INVENTORIES

       Inventories are stated at the lower of cost or market. Inventories at June 30, 1998, and December 31, 1997, consisted of the following:

                                                        June 30,  December 31,
                                                          1998       1997
                                                        -------    -------
       Finished goods                                   $24,324    $23,319

       Work in process and purchased parts               18,102     12,876
                                                        -------    -------
         Inventories at FIFO cost                       $42,426    $36,195
                                                        =======    =======



NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At June 30, 1998, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $11,685, including commitments for television advertising through December 31, 1998. Other contractual commitments for items in the normal course of business total approximately $2,100.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4:  DEBT

       In April, 1998, the Company entered into a new three-year collateralized revolving credit facility with availability of $45,000. Under the new agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 1998. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 1998, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At June 30, 1998, the Company received approximately $9,200 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $415 and $275 for the six months ended June 30, 1998 and 1997, respectively, and have been classified as Receivable securitization and other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       At June 30, 1998, the Company had a variable rate mortgage note payable in the amount of $3,928. The note was collateralized by one of the Company's assembly facilities. The facility was sold in August 1998 for $7,100. Proceeds were used to pay off the variable rate mortgage and pay down the Company's revolving credit debt. The net gain from this transaction was approximately $1,000.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,401. The note is collateralized by the Company's distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5:  SHARE REPURCHASE PROGRAM

       In February 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 2,300 of its outstanding common shares. As of July 31, 1998, the Company has repurchased approximately 1,468 shares for an aggregate purchase price of $8,597. The program is scheduled to expire on March 1, 1999.

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

                                                                         Three months ended                 Six months ended
                                                                              June 30,                         June 30,
                                                                    ---------------------------       ---------------------------
                                                                       1998             1997             1998             1997
                                                                    ----------       ----------       ----------       ----------
       Net (loss) income                                            $   (2,234)      $      919       $   (4,777)      $    1,525
                                                                    ==========       ==========       ==========       ==========
       BASIC:
          Common shares outstanding, net of treasury
                shares, beginning of period                             22,028           23,944           22,911           24,030
          Weighted average common shares issued
                during period                                               --               --               --               29
          Weighted average treasury shares repurchased
                 during period                                              --             (197)            (736)            (195)
                                                                    ----------       ----------       ----------       ----------
       Weighted average common shares outstanding,
                net of  treasury shares, end of period                  22,028           23,747           22,175           23,864
                                                                    ==========       ==========       ==========       ==========
       Net (loss) income per common share                           $     (.10)      $      .04       $     (.22)      $      .06
                                                                    ==========       ==========       ==========       ==========

       DILUTED:
          Common shares outstanding, net of treasury
                shares, beginning of period                             22,028           23,944           22,911           24,030
          Weighted average common shares issued
                during period                                               --               --               --               29
          Weighted average common share equivalents                         --              374               --              374
          Weighted average treasury shares repurchased
                 during period                                              --             (197)            (736)            (195)
                                                                    ----------       ----------       ----------       ----------
       Weighted average treasury shares outstanding,
                net of treasury shares, end of period                   22,028           24,121           22,175           24,238
                                                                    ==========       ==========       ==========       ==========
       Net (loss) income per common share                           $     (.10)      $      .04       $     (.22)      $      .06
                                                                    ==========       ==========       ==========       ==========


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       -------------

RESULTS OF OPERATIONS
---------------------

       Net sales decreased 16.1% for the second quarter and decreased 13.9% for the six month period ended June 30, 1998, compared with the same periods in the prior year. The decrease in the second quarter net sales and net sales for the six months ended June 30, 1998, was due primarily to lower shipments of the Dirt Devil(R) Ultra MVP(TM) and the Dirt Devil(R) Broom Vac(R). Overall sales to the top 5 customers (all of which are major retailers) decreased, in the first six months of 1998. Sales to the top 5 customers accounted for approximately 61.6% of net sales in the first six months of 1998 as compared with approximately 65.3% in the first six months of 1997. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, decreased from 29.1% for the second quarter 1997 to 23.7% in the second quarter 1998 and from 28.4% in the first six months of 1997 to 22.9% in the first six months of 1998. The gross margin percentage was negatively affected in 1998 primarily by higher consumer returns and manufacturing variances as a percent of sales and was partially offset by improved sales mix of higher margin products.

       Advertising and promotion expenses decreased 5.0% for the second quarter 1998 and decreased 7.4% for the six month period ended June 30, 1998 compared with the same periods in 1997. The decrease in advertising and promotion expenses was due primarily to not incurring in 1998 expenses related to the launch of the Fred Astaire Super Bowl advertising campaign and the direct response television campaign for the Dirt Devil(R) Mop Vac(R). The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

       Other selling expenses were comparable for the second quarter 1998 and increased 3.7% for the six month period ended June 30, 1998 compared with the same periods in 1997. The increase is primarily due to internal sales and marketing personnel compensation, which are the largest components of other selling expenses.

       General and administrative expenses increased 8.9% for the second quarter 1998 and increased 19.6% for the six month period ended June 30, 1998, compared with the same periods in 1997. General and administrative expenses increased as a percentage of net sales for the second quarter 1998 from 4.6% to 5.9% and for the six month period ended June 30, 1998, from 4.8% to 6.7%, compared with the same periods in 1997. The principal components are compensation (including benefits), insurance, travel and professional services. The increases in the second quarter and six month period ended June 30, 1998, were primarily due to increases in employee related benefit expenses, professional fees and supplies.

         Engineering and product development expenses decreased 36.9% for the second quarter 1998 and decreased 14.4% for the six month period ended June 30, 1998. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The decrease in the first six months of 1998 was primarily due to lower costs associated with the new product introductions in 1998.

         Interest expense increased 36.5% for the second quarter 1998 and increased 26.2% for the six month period ended June 30, 1998, compared with the same periods in 1997. The increase in interest expense resulted primarily from higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases, partially offset by a lower effective borrowing rate.

         Receivable securitization and other expense principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's international assets.

         Due to the factors discussed above, the Company had a loss before income taxes for the second quarter and six months ended June 30, 1998 of $3,634 and $7,803, respectively, as compared to income before income taxes for the second quarter and six months ended June 30, 1997 of $1,490 and $2,500, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company has used working capital generated from operations to fund its operations, capital expenditures, and share repurchases. Working capital was $38,911 at June 30, 1998, an increase of 25.0% over December 31, 1997. Current assets decreased by $15,631 reflecting a $23,744 reduction of trade accounts receivable partially offset by an increase in inventory of $6,231 and an increase in deferred and refundable income taxes of $2,581. Current liabilities decreased by $23,406 reflecting in part a $15,630 reduction of trade accounts payable, a $3,417 reduction of accrued advertising and promotion, a $2,873 reduction of accrued salaries, benefits and payroll taxes, and a $975 reduction of accrued income taxes.

         In the first six months of 1998, the Company utilized $3,908 of cash for capital purchases, including approximately $2,145 of tooling related to the new Dirt Devil(R) Vision(TM), Dirt Devil(R) Swivel Glide(TM), and Dirt Devil(R) Mop Vac(TM).

         In April, 1998, the Company entered into a new three-year collateralized revolving credit facility with availability of $45,000. Under the new agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 1998. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

-------------------------------

         The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 1998, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At June 30, 1998, the Company received approximately $9,200 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $415 and $275 for the six months ended June 30, 1998 and 1997, respectively, and have been classified as Receivabel securitization and other expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

         At June 30, 1998, the Company had a variable rate mortgage note payable in the amount of $3,928. The note was collateralized by one of the Company's assembly facilities. The facility was sold in August 1998 for $7,100. Proceeds were used to pay off the variable rate mortgage and pay down the Company's revolving credit debt. The net gain from this transaction was approximately $1,000.

         In February 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 2,300 of its outstanding common shares. As of July 31, 1998, the Company has repurchased approximately 1,468 shares for an aggregate purchase price of $8,597. The program is scheduled to expire on March 1, 1999.

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

                                                               Three Months Ended
                             --------------------------------------------------------------------------------------
                                June 30,      March 31,      Dec. 31,      Sept. 30,     June 30,      March 31,
                                 1998           1998           1997          1997          1997          1997
                                --------      ---------      --------      ---------     --------      ---------
                                                  (Dollars in thousands, except per share amounts)

Net sales                      $ 51,259       $ 51,848       $118,354      $ 87,375      $ 61,070      $ 58,618

Gross margin                     12,153         11,498         36,691        25,284        17,739        16,234

Net (loss) income                (2,234)        (2,543)         6,793         4,089           919           606

Net (loss) income per
 common share (a)              $   (.10)      $   (.11)      $    .29      $    .17      $    .04      $    .02

(a)    (Loss) earnings per share is calculated based on the diluted method explained in Note 6 to the Consolidated
       Financial Statements.

       The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac, Dirt Devil(R) Broom Vac(R), and Dirt Devil(R) Mop Vac(TM) are given as gifts and therefore, sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

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

         The Company will be required to implement SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2000. The Company expects the implementation of SFAS No. 133 will not have a material impact on the Company's consolidated financial position or results of operation.

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

PART II - OTHER INFORMATION

         ITEM 4 -    Submission of Matters to a Vote of Security Holders
         ------      ---------------------------------------------------

                     (a) The Company's annual meeting of shareholders was held April 28, 1998.

                     (b) At the annual meeting, the Company's shareholders elected Messrs. Jack Kahl Jr., Michael J. Merriman, and John P. Rochon, as Class I Directors for a two year term which expires at the annual shareholders meeting in 2000.

                            The term of office of Messrs. E. Patrick Nalley, Joseph B. Richey II, and R. Louis Schneeberger, the Class II Directors, continued after the 1998 meeting; such term expires at the annual shareholders meeting in 1999.

                     (c) At the annual meeting, the Company's shareholders ratified the appointment of PricewaterhouseCoopers L.L.P. as auditors of the Company for 1998. The holders of 19,391,748 common shares voted to ratify the appointment, the holders of 93,513 common shares voted against the ratification, and the holders of 45,629 common shares abstained.

                            The following tabulation represents voting for the Class I Directors

                            Name                       FOR             WITHHELD AUTHORITY
                            ----                       ---             ------------------
                            Mr. Kahl                18,531,942               988,948
                            Mr. Merriman            18,525,642             1,005,248
                            Mr. Rochon              18,530,567             1,000,323

                    (d)     Not applicable

         ITEM 6 -        Exhibits and Reports on Form 8-K
         --------        --------------------------------

            Forms 8-K - None

            The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

            Exhibit 4(a)- Credit Agreement dated as of May 1, 1998, by and among the Registrant and various banks including National City Bank as Agent.

            Exhibit 10(j) - Royal Appliance Deferred Compensation Plan
                            for Outside Directors

            Exhibit 27 -    Financial data schedule (EDGAR filing only)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            Royal Appliance Mfg. Co.
                            ----------------------------------------------------
  (Registrant)






                            /s/ Michael J.  Merriman
                            ----------------------------------------------------
                            Michael J. Merriman
                            Executive Officer, President and Director
                            (Principal Executive and Financial Officer)






Date: August 6, 1998        /s/ Richard G.  Vasek
                            ----------------------------------------------------
                            Richard G. Vasek
                            Controller, Secretary and Chief Accounting Officer
                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS



                                                                                                  Page No.
                                                                                                  --------

    Exhibit 4(a) -     Credit Agreement dated as of May 1, 1998, by and among the Registrant     16 -  114
                       and various banks including National City Bank as Agent.

    Exhibit 10(j) -    Royal Appliance Deferred Compensation Plan for Outside Directors          115 - 140

    Exhibit 27 -       Financial data schedule (EDGAR filing only)