Form 10-Q
period 1998-09-30
ROYAL APPLIANCE MANUFACTURING CO
filed 1998-11-12
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from                  to
                                    -----------------   -----------------------

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
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

          Common Shares, without par value               19,988,524
          --------------------------------    ----------------------------------
                      (Class)                 (Outstanding at November 12, 1998)


The Exhibit index appears on sequential page 16.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX



                                                                                                                     Page No.
                                                                                                                     --------

Part I            FINANCIAL INFORMATION

     Item 1       Financial Statements
     ------       --------------------

                  Consolidated Balance Sheets -
                    September 30, 1998 and December 31, 1997                                                              3

                  Consolidated Statements of Operations -
                    three months and nine months ended September 30, 1998 and 1997                                        4

                  Consolidated Statements of Cash Flows -
                    nine months ended September 30, 1998 and 1997                                                         5

                  Notes to Consolidated Financial Statements                                                          6 - 8


     Item 2       Management's Discussion and Analysis of Financial
     ------       -------------------------------------------------
                  Condition and Results of Operations                                                                9 - 13
                  -----------------------------------



Part II           OTHER INFORMATION

     Item 6       Exhibits and Reports on Form 8-K                                                                       14
     ------       --------------------------------


Signatures                                                                                                               15


Exhibit Index                                                                                                            16

PART I - FINANCIAL INFORMATION
       ITEM 1 - FINANCIAL STATEMENTS
       -----------------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                             September 30,         December 31,
                                                                                 1998                 1997
                                                                              ---------             ---------
ASSETS                                                                       (Unaudited)
Current assets:
  Cash                                                                        $      --             $   1,355
  Trade accounts receivable, net                                                 37,183                47,045
  Inventories                                                                    34,813                36,195
  Deferred and refundable income taxes                                            4,016                 2,550
  Prepaid expenses and other                                                      2,277                 1,861
                                                                              ---------             ---------
          Total current assets                                                   78,289                89,006
                                                                              ---------             ---------

Property, plant and equipment, at cost:
  Land                                                                            1,541                 2,356
  Buildings                                                                       7,777                13,117
  Molds, tooling, and equipment                                                  63,461                58,236
  Furniture and office equipment                                                  6,918                 6,068
  Assets under capital leases                                                     4,613                 4,613
  Leasehold improvements and other                                                3,042                 3,049
                                                                              ---------             ---------
                                                                                 87,352                87,439
          Less accumulated depreciation and amortization                         50,158                44,547
                                                                              ---------             ---------
                                                                                 37,194                42,892
                                                                              ---------             ---------

Tooling deposits                                                                  1,720                 1,146
Other                                                                             2,506                 1,903
                                                                              ---------             ---------

          Total assets                                                        $ 119,709             $ 134,947
                                                                              =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                      $  21,664             $  26,648
  Accrued liabilities:
      Advertising and promotion                                                   6,863                 9,576
      Salaries, benefits and payroll taxes                                        3,344                 5,750
      Warranty and customer returns                                               8,000                 8,700
      Income taxes                                                                   --                   975
      Other                                                                       5,030                 5,530
  Current portions of capital lease obligations and notes payable                   517                   691
                                                                              ---------             ---------
          Total current liabilities                                              45,418                57,870
                                                                              ---------             ---------

Revolving credit agreement                                                       15,500                 1,473
Capitalized lease obligations, less current portion                               2,904                 3,101
Notes payable, less current portion                                               5,084                 9,098
                                                                              ---------             ---------
       Total long-term debt                                                      23,488                13,672
                                                                              ---------             ---------
Deferred income taxes                                                             3,825                 3,186
                                                                              ---------             ---------
            Total liabilities                                                    72,731                74,728
                                                                              ---------             ---------

Commitments and contingencies (Note 3)                                               --                    --

Shareholders' equity:
  Common shares, at stated value                                                    211                   211
  Additional paid-in capital                                                     42,108                41,897
  Retained earnings                                                              37,410                40,018
  Cumulative translation adjustment                                                  (1)                   --
                                                                              ---------             ---------
                                                                                 79,728                82,126
  Less treasury shares, at cost (4,414,400 and 2,401,000 shares at
     September 30, 1998, and December 31, 1997, respectively)                   (32,750)              (21,907)
                                                                              ---------             ---------
          Total shareholders' equity                                             46,978                60,219
                                                                              ---------             ---------

          Total liabilities and shareholders' equity                          $ 119,709             $ 134,947
                                                                              =========             =========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
        ITEM 1 - FINANCIAL STATEMENTS
        ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                         Three months ended                 Nine months ended
                                                           September 30,                      September 30,
                                                    ---------------------------        ---------------------------
                                                       1998              1997            1998               1997
                                                    ---------         ---------        ---------         ---------

Net sales                                           $  73,607         $  87,375        $ 176,714         $ 207,063

Cost of sales                                          54,349            62,091          133,805           147,806
                                                    ---------         ---------        ---------         ---------

    Gross margin                                       19,258            25,284           42,909            59,257

Advertising and promotion                              10,266            11,593           27,622            30,342
Other selling                                           1,999             2,039            5,892             5,793
General and administrative                              2,804             3,157            9,725             8,942
Engineering and product development                     1,087             1,107            3,143             3,509
                                                    ---------         ---------        ---------         ---------

    Income (loss) from operations                       3,102             7,388           (3,473)           10,671

Interest expense, net                                     522               576            1,221             1,130
Receivable securitization and other (income)
  expense, net                                           (975)              108             (446)              337
                                                    ---------         ---------        ---------         ---------

    Income (loss) before income taxes                   3,555             6,704           (4,248)            9,204

Income tax expense (benefit)                            1,386             2,615           (1,640)            3,590
                                                    ---------         ---------        ---------         ---------

    Net income (loss)                               $   2,169         $   4,089        $  (2,608)        $   5,614
                                                    =========         =========        =========         =========

BASIC
  Weighted average number of common
     shares outstanding (in thousands)                 21,277            23,497           21,876            23,741

  Earnings (loss) per share                         $     .10         $     .17        $    (.12)        $     .24

DILUTED
  Weighted average number of common
    shares and equivalents outstanding
    (in thousands)                                     21,438            23,993           21,876            24,140

  Earnings (loss) per share                         $     .10         $     .17        $    (.12)        $     .23



   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                   Nine months
                                                                               ended September 30,
                                                                            -------------------------
                                                                               1998            1997
                                                                            --------         --------

Cash flows from operating activities:
   Net (loss) income                                                        $ (2,608)        $  5,614
                                                                            --------         --------
   Adjustments to reconcile net (loss) income to
      net cash from operating activities:
         Depreciation and amortization                                         6,629            6,435
         Compensatory effect of stock options                                     61               61
         Gain on sale of property, plant and equipment, net                   (1,316)              --
      (Increase) decrease in assets:
         Trade accounts receivable, net                                        9,862          (15,322)
         Inventories                                                           1,382           (5,562)
         Refundable and accrued income taxes                                  (1,802)             473
         Prepaid expenses and other                                             (416)            (406)
         Other                                                                  (847)          (1,139)
      Increase (decrease) in liabilities:
         Trade accounts payable                                               (4,984)           2,334
         Accrued advertising and promotion                                    (2,713)          (3,623)
         Accrued salaries, benefits, and payroll taxes                        (2,406)          (1,430)
         Accrued warranty and customer returns                                  (700)             125
         Accrued other                                                          (500)           1,760
                                                                            --------         --------
                  Total adjustments                                            2,250          (16,294)
                                                                            --------         --------
            Net cash from operating activities                                  (358)         (10,680)
                                                                            --------         --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                  (6,357)         (11,453)
   Decrease (increase) in tooling deposits                                      (574)           2,465
   Proceeds from sale of plant and equipment, net                              6,986               --
                                                                            --------         --------
            Net cash from investing activities                                    55           (8,988)
                                                                            --------         --------

Cash flows from financing activities:
   Proceeds on bank debt                                                      14,027           24,205
   Payments on note payable                                                   (4,214)            (310)
   Payments on capital lease obligations                                        (171)            (161)
   Proceeds from exercise of stock options                                       150              172
   Repurchase of common stock                                                (10,843)          (4,236)
                                                                            --------         --------
             Net cash from financing activities                               (1,051)          19,670
                                                                            --------         --------

Effect of exchange rate changes on cash                                           (1)              --
                                                                            --------         --------

Net (decrease) increase in cash                                               (1,355)               2
                                                                            --------         --------

Cash at beginning of period                                                    1,355            1,001
                                                                            --------         --------

Cash at end of period                                                       $     --         $  1,003
                                                                            ========         ========

Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                                 $  1,293         $  1,109
                                                                            ========         ========

   Income taxes, net of refunds                                             $    162         $  3,117
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

       The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of September 30, 1998 and December 31, 1997, and the related statements of operations and cash flows as of, and for the interim periods ended, September 30, 1998 and 1997. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report (Form 10-K).

       The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:  INVENTORIES

       Inventories are stated at the lower of cost or market. Inventories at September 30, 1998, and December 31, 1997, consisted of the following:

                                                 September 30,          December 31,
                                                     1998                   1997
                                                    -------                -------
   Finished goods                                   $16,901                $23,319
   Work in process and purchased parts               17,912                 12,876
                                                    -------                -------

     Inventories at FIFO cost                       $34,813                $36,195
                                                    =======                =======



NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At September 30, 1998, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $14,977, including commitments for television advertising through March 31, 1999. Other contractual commitments for items in the normal course of business total approximately $1,500.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4:  DEBT

       In April, 1998, the Company entered into a new three-year collateralized revolving credit facility with availability of $45,000. Under the new agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 1998. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 1998, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At September 30, 1998, the Company received approximately $13,300 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $611 and $386 for the nine months ended September 30, 1998 and 1997, respectively, and have been classified as Receivable securitization and other (income) expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       During the third quarter of 1998, the Company sold one of its assembly facilities. The facility was sold for $7,100. Proceeds were used to pay off a variable rate mortgage and pay down the Company's revolving credit debt. The net gain from this transaction was approximately $1,300.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,336. The note is collateralized by the Company's distribution and assembly facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5:  SHARE REPURCHASE PROGRAM

       In February 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 2,300 of its outstanding common shares. The Company completed the program repurchasing 2,300 shares for an aggregate purchase price of $11,817 in October 1998. In October 1998, the Company's Board of Directors authorized another common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,100 of its outstanding common shares. As of October 31, 1998, the Company has repurchased approximately 504 shares for an aggregate purchase price of $2,018 under the new program. The program is scheduled to expire on December 31, 1999.

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

       Basic earnings (loss) per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of common stock equivalents, and is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15. All prior periods presented have been restated to reflect this adoption.

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                       -------------------------         -------------------------
                                                         1998             1997             1998             1997
                                                       --------         --------         --------         --------


Net income (loss)                                      $  2,169         $  4,089         $ (2,608)        $  5,614
                                                       ========         ========         ========         ========
BASIC:
   Common shares outstanding, net of treasury
       shares, beginning of period                       22,028           23,728           22,911           24,030
   Weighted average common shares issued
       during period                                         33                9               11               31
   Weighted average treasury shares repurchased
        during period                                      (784)            (240)          (1,046)            (320)
                                                       --------         --------         --------         --------
Weighted average common shares outstanding,
       net of  treasury shares, end of period            21,277           23,497           21,876           23,741
                                                       ========         ========         ========         ========
Net income (loss) per common share                     $    .10         $    .17         $   (.12)        $    .24
                                                       ========         ========         ========         ========

DILUTED:
   Common shares outstanding, net of treasury
       shares, beginning of period                       22,028           23,728           22,911           24,030
   Weighted average common shares issued
       during period                                         33                9               11               31
   Weighted average common share equivalents                161              496               --              399
   Weighted average treasury shares repurchased
        during period                                      (784)            (240)          (1,046)            (320)
                                                       --------         --------         --------         --------
Weighted average common shares outstanding,
       net of treasury shares, end of period             21,438           23,993           21,876           24,140
                                                       ========         ========         ========         ========
Net income (loss) per common share                     $    .10         $    .17         $   (.12)        $    .23
                                                       ========         ========         ========         ========


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

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ---------------------

RESULTS OF OPERATIONS
---------------------

       Net sales decreased 15.8% for the third quarter and decreased 14.7% for the nine month period ended September 30, 1998, compared with the same periods in the prior year. The decrease in the third quarter net sales was due to lower shipments of specialty products, particularly, the Dirt Devil(R) Mop Vac(R) and was partially offset by increased shipments of upright vacuum cleaners, including the new Dirt Devil(R) Vision which the Company began shipping to its retail customers in the third quarter of 1998. The decrease in net sales for the nine months ended September 30, 1998, was due primarily to lower shipments of speciality products, particularly, the Dirt Devil(R) Mop Vac(R) and the Dirt Devil(R) Broom Vac(R). Overall sales to the top 5 customers (all of which are major retailers) decreased, in the first nine months of 1998 but increased as a percentage of net sales. Sales to the top 5 customers accounted for approximately 63.3% of net sales in the first nine months of 1998 as compared with approximately 61.5% in the first nine months of 1997. The Company believes that despite recent inventory reductions at certain of the Company's major retailers, sell-through of Dirt Devil(R) uprights to consumers at retail have increased. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, decreased from 28.9% for the third quarter 1997 to 26.2% in the third quarter 1998 and from 28.6% in the first nine months of 1997 to 24.3% in the first nine months of 1998. The gross margin percentage was negatively affected for the third quarter primarily by manufacturing variances as a percent of sales and by lower sales of higher margin products. The gross margin percentage was negatively affected for the nine months ended September 30, 1998 primarily by higher consumer returns and manufacturing variances and costs incurred in connection with the consolidation of two of the Company's facilities.

       Advertising and promotion expenses decreased 11.4% for the third quarter 1998 and decreased 9.0% for the nine month period ended September 30, 1998 compared with the same periods in 1997. The decrease in advertising and promotion expenses was due primarily to not incurring in 1998 expenses related to the 1997 launch of the Fred Astaire Super Bowl advertising campaign and the direct response television campaign for the Dirt Devil(R) Mop Vac(R). The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

       Other selling expenses for the third quarter 1998 and for the nine month period ended September 30, 1998 were comparable with the same periods in 1997. The principal components are internal sales and marketing personnel costs.

       General and administrative expenses decreased 11.2% for the third quarter 1998 and increased 8.8% for the nine month period ended September 30, 1998, compared with the same periods in 1997. The decrease in the third quarter was primarily due to lower compensation related expenses. The increase in the nine month period ended September 30, 1998, was primarily due to increases in employee related benefit expenses, professional fees and supplies. General and administrative expenses increased as a percentage of net sales for the third quarter 1998 from 3.6% to 3.8% and for the nine month period ended September 30, 1998, from 4.3% to 5.5%, compared with the same periods in 1997. The principal components are compensation (including benefits), insurance, travel and professional services.

-------------------------------------------------------------

       Engineering and product development expenses were comparable for the third quarter 1998 and decreased 10.4% for the nine month period ended September 30, 1998. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The decrease in the first nine months of 1998 was primarily due to fewer new product introductions in 1998.

       Interest expense decreased 9.4% for the third quarter 1998 and increased 8.1% for the nine month period ended September 30, 1998, compared with the same periods in 1997. The decrease in interest expense for the third quarter resulted primarily from lower levels of variable rate borrowings due to the receipt of proceeds from the August, 1998 sale of one of the Company's assembly facilities. The increase in interest expense for the nine month period ended September 30, 1998, resulted primarily from higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases, partially offset by a lower effective borrowing rate and the receipt of proceeds from the sale of one of the Company's assembly facilities.

       Receivable securitization and other (income) expense principally reflects the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets. The amount also includes the gain from the sale of a facility of approximately $1,300.

       Due to the factors discussed above, the Company had income before income taxes for the third quarter and a loss before income taxes for the nine months ended September 30, 1998 of $3,555 and $4,248, respectively, as compared to income before income taxes for the third quarter and nine months ended September 30, 1997 of $6,704 and $9,204, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used cash generated from operations to fund its working capital needs, capital expenditures, and share repurchases. Working capital was $32,871 at September 30, 1998, an increase of 5.6% over December 31, 1997. Current assets decreased by $10,717 reflecting a $9,862 reduction of trade accounts receivable and a decrease in inventory of $1,382 partially offset by an increase in deferred and refundable income taxes of $1,466. Current liabilities decreased by $12,452 reflecting in part a $4,984 reduction of trade accounts payable, a $2,713 reduction of accrued advertising and promotion, a $2,406 reduction of accrued salaries, benefits and payroll taxes, a $700 reduction of accrued warranty and customer returns and a $975 reduction of accrued income taxes.

       In the first nine months of 1998, the Company utilized $6,931 of cash for capital purchases, including approximately $3,110 of tooling related to the new Dirt Devil(R) Vision(TM), Dirt Devil(R) Swivel Glide(TM), and Dirt Devil(R) Mop Vac(TM).

       In April, 1998, the Company entered into a new three-year collateralized revolving credit facility with availability of $45,000. Under the new agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 1998. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

-------------------------------

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 1998, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At September 30, 1998, the Company received approximately $13,300 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $611 and $386 for the nine months ended September 30, 1998 and 1997, respectively, and have been classified as Receivable securitization and other (income) expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       During the third quarter of 1998, the Company sold one of its assembly facilities. The facility was sold for $7,100. Proceeds were used to pay off a variable rate mortgage and pay down the Company's revolving credit debt. The net gain from this transaction was approximately $1,300.

       In February 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 2,300 of its outstanding common shares. The Company completed the program repurchasing 2,300 shares for an aggregate purchase price of $11,817 in October 1998. In October 1998, the Company's Board of Directors authorized another common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,100 of its outstanding common shares. As of October 31, 1998, the Company has repurchased approximately 504 shares for an aggregate purchase price of $2,018 under the new program. The program is scheduled to expire on December 31, 1999.

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


                                                                      Three Months Ended
                        --------------------------------------------------------------------------------------------------
                             Sept. 30,     June 30,     March 31,      Dec. 31,      Sept. 30,     June 30,      March 31,
                               1998          1998          1998          1997          1997          1997           1997
                             ---------     --------     ---------      --------      ---------     --------      ---------
                                                (Dollars in thousands, except per share amounts)
Net sales                     $73,607       $51,259       $51,848      $118,354       $87,375       $61,070        $58,618

Gross margin                   19,258        12,153        11,498        36,691        25,284        17,739         16,234

Net income (loss)               2,169       (2,234)       (2,543)         6,793         4,089           919            606

Net income (loss) per
common share (a)                 $.10        $(.10)        $(.11)          $.29          $.17          $.04           $.02


(a) Earnings (loss) per share is calculated based on the diluted method explained in Note 6 to the Consolidated Financial Statements.

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

       The Company will be required to implement SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2000. The Company expects the implementation of SFAS No. 133 will not have a material impact on the Company's consolidated financial position or results of operations.

YEAR 2000 COMPLIANCE
--------------------

       Many currently installed computer systems are not capable of distinguishing the year 2000 from the year 1900. As a result, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

       The Company has developed a Year 2000 Action Plan to address this concern. A project team has performed a detailed assessment of all internal computer systems and is developing and implementing plans to either convert or replace the software or equipment that is not year 2000 compliant. The Company expects to complete these projects during 1999.

       Year 2000 problems could affect many of our production, distribution, financial, administrative and communication operations, as well as the processing of customer orders. The Company's internal business system was modified to be year 2000 compliant in the third quarter 1998. Testing and verification of the system will be completed by December 31, 1998. In addition, the Company has asked vendors, major customers, service suppliers, communications providers and banks to verify their year 2000 readiness; their system failures could have a significant impact on the Company's operations. Action is being taken based on individual responses.

--------------------

       External and internal costs directly associated with modifying internal use software for year 2000 compliance are expensed as incurred. As of September 30, 1998, the cost of this project is primarily attributable to internal personnel costs which are estimated at $40. The remaining costs to fix the year 2000 problems are estimated at approximately $110 and will be incurred in the fourth quarter 1998 and in 1999. These costs do not include normal system replacements and upgrades. The Company does not expect year 2000 compliance costs to have a material impact on the Company's consolidated financial position or results of operation.

       The Company is uncertain of the above expectations. For example, if the Company is unsuccessful in identifying or fixing all year 2000 problems in the Company's critical operations or if the Company is affected by the inability of suppliers or major customers (such as one of our top 5 customers) to continue operations due to such a problem, the Company's consolidated financial position or results of operation could be materially impacted.

       The total costs that the Company incurs in connection with the year 2000 problems will be influenced by the Company's ability to successfully identify year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation and the ability of third parties with whom we have business relationships to successfully address their own year 2000 concerns. These and other unforseen factors could have a material adverse effect on the Company's consolidated financial position and results of operation.

       Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. If needed, contingency planning will be in the first half of 1999.

FORWARD-LOOKING STATEMENTS
--------------------------

       Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry; the cost and effectiveness of planned advertising, marketing and promotional campaigns, the success at retail and the acceptance by consumers of the Company's new products, including the Company's line of Dirt Devil(R) Vision uprights with bagless technology, the dependence upon the Company's ability to continue to successfully develop and introduce innovative products and unforseen technological issues associated with the year 2000 compliance efforts.

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




                                   Royal Appliance Mfg. Co.
                                 -----------------------------------------------
                                  (Registrant)





                                 /s/ Michael J. Merriman
                                 -----------------------------------------------
                                 Michael J. Merriman
                                 Chief Executive Officer, President and Director (Principal Executive Officer)






Date:   November 12, 1998         /s/ Richard G. Vasek
       -------------------       -----------------------------------------------
                                 Richard G. Vasek
                                 Chief Financial Officer, Vice President -
                                 Finance and Secretary (Principal Financial
                                 Officer)

                                INDEX TO EXHIBITS







Exhibit 27 -        Financial data schedule (EDGAR filing only)