Form 10-K
period 1998-12-31
ROYAL APPLIANCE MANUFACTURING CO
filed 1999-03-22
CIK 85462

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                     FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from           to   .

     Commission File Number 0-19431

                            ROYAL APPLIANCE MFG. CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           OHIO                                                           34-1350353
-----------------------------------------------------------       -----------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF INCORPORATION OR                          (I.R.S. EMPLOYER IDENTIFICATION)
                        ORGANIZATION)

             650 ALPHA DRIVE, CLEVELAND, OHIO                                                44143
-----------------------------------------------------------       -----------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                         (ZIP CODE)

                                 (440) 449-6150
          ------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Securities Registered Pursuant to Section 12(b) of the Act:

             Common Shares, Without Par Value                                       New York Stock Exchange
-----------------------------------------------------------       -----------------------------------------------------------
                   (Title of Each Class)                                  (Name of Each Exchange on which Registered)

     Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting shares held by non-affiliates of the Registrant, as reported on the New York Stock Exchange, based upon the closing sale price of Registrant's Common Shares on March 15, 1999 was $48,220,324. Common Shares held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's common shares as of March 15, 1999 was 19,045,024.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on Tuesday, April 27, 1999 are incorporated by reference in Part III of this form.

     The Exhibit index appears on sequential page 35.

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

     The Company's marketing strategy is essential to its success. The Company uses television, print and cooperative advertising to build and maintain brand awareness and consumer demand, as well as to gain shelf space for its product lines from major retailers. In order to provide the retailers with distinct product alternatives, the Company offers different Dirt Devil(R) products in a variety of styles and colors and with various features. Major retailers currently carrying some portion of the Dirt Devil(R) product line include Best Buy, Canadian Tire, Circuit City, Kmart, Sears, Service Merchandise, Target, and Walmart. The Company also sells its Dirt Devil(R) products through independent dealers, who primarily sell the metal line of Royal(R) vacuum cleaners.

  Products

     The Company sells a full line of plastic and metal vacuum cleaners. The Company's Dirt Devil(R) vacuum cleaners are intended for home use. The Company's metal vacuum cleaners are intended for home and commercial use.

     DIRT DEVIL(R) AND PLASTIC RELATED PRODUCT LINES. The Company's primary retail product lines are sold under the Dirt Devil(R) name. The first Dirt Devil(R) product, the Hand Vac, a corded, hand-held vacuum cleaner, was introduced in 1984. The Dirt Devil(R) line has since been expanded by the introduction of upright and canister vacuum cleaners, electric brooms and mops, and non-electric sweepers. The Dirt Devil(R) line was expanded in 1998 by the introduction of the Dirt Devil(R) Vision, a bagless upright, and the Scrub Devil(TM), a cordless household scrubber.

     During 1998, 1997, and 1996 plastic products accounted for approximately 88%, 90%, and 88%, respectively, of the Company's net sales.

     METAL PRODUCT LINES. The Company has produced durable metal vacuum cleaners since the early 1900's. Currently, the Company markets a full line of metal upright and canister vacuum cleaners for home and commercial use. The Company sells its metal vacuum cleaners exclusively through its network of independent dealers. During 1998, 1997, and 1996, metal products accounted for approximately 4%, 4%, and 5%, respectively, of the Company's net sales.

     OTHER PRODUCTS. The Company sells accessories, attachments, refurbished cleaners and replacement parts for each of its product lines. These products are sold through retailers and dealers, and are also available directly from the Company. During 1998, 1997, and 1996, these products accounted for approximately 8%, 6%, and 7%, respectively, of the Company's net sales.

     NEW PRODUCTS. The Company introduces new products and enhances its existing products on a regular basis for both the retail and dealer markets. During the third quarter of 1999, the Company will introduce the Dirt Devil(R) Easy Steamer(TM), a carpet extractor. In order to support its product development efforts, the Company engages in research and development activities, particularly with respect to new product engineering. The Company's engineering and product development expenditures were approximately, $4.6 million, $4.7 million and $3.9 million in 1998, 1997 and 1996, respectively.

     In addition to internally developing products, the Company may purchase product tooling, license product designs and patents, and outsource certain product assembly for products to be marketed under the Dirt Devil(R)brand name. The Company may also license its trademarks and patents.

  Marketing and Customers

     The Company markets its Dirt Devil(R) products primarily through major retailers, including mass market retailers (e.g. Walmart, Target, and Kmart), electronic chains (e.g. Best Buy, Circuit City, and Service Merchandise), warehouse clubs (e.g. Sam's Club), regional chains and department stores. During 1998, Walmart (including Sam's Club), Target and Kmart accounted for approximately 31.6%, 14.1% and 13.4%, respectively, of the Company's net sales, compared to approximately 35.9%, 10.7% and 9.5%, respectively, of the Company's net sales in 1997. These were the only customers who accounted for approximately 10% or more of the Company's net sales during such periods. During 1998 and 1997, the Company's net sales in the aggregate to its five largest customers were 64.2% and 62.3%, respectively, of its total net sales. The loss of any of these customers could have a significant impact on the Company's operations. The Company anticipates that the significant percentage of the Company's net sales attributable to a limited number of major retail customers will continue. The Company believes that its relations with its customers are good. The Company sells most of its products to retailers that are serviced directly by the Company's internal sales staff.

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

     The Company devotes considerable attention to the design and appearance of its products and packaging in order to enhance their appeal to consumers and to stand out among other brands on retailers' shelves. For example, Dirt Devil(R) products sold by mass merchants are often bright red in color. In order to increase the presence of its Dirt Devil(R) products in major retail outlets, the Company provides retailers with distinct product alternatives by offering its Dirt Devil(R) product lines in a variety of styles and colors and with various features.

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

     The Company's line of metal vacuum cleaners is sold exclusively through a network of independent vacuum cleaner dealers. As part of its effort to support its independent dealer network, the Company has attempted to meet independent dealers' needs for distinctive product offerings not available to mass merchants. The Company's metal product lines are targeted at consumers and commercial customers who are interested in purchasing more durable and higher quality vacuum cleaners. The Company focuses its promotional activities with its independent dealers on cooperative advertising.

     Many of the Company's independent dealers also provide warranty service for Royal(R) and Dirt Devil(R)products. This allows the consumer to have prompt access to local service outlets and is an important component of the Company's efforts to be responsive to consumers. The Company's products are generally sold with a one to six-year limited warranty.

     The Company has generally accepted over-the-counter product returns from its retail customers for any reason, reflecting the retailers' return policies.

     Each of the Company's products has a toll-free number printed on it that consumers may use to contact a Company customer service representative. Through its customer service computer system, the Company can provide a prompt response to consumer inquiries concerning the availability of its products and service in the consumer's vicinity.

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

  Trademarks and Patents

     The Company holds numerous trademarks and holds or licenses the use of patents registered in the United States and foreign countries for various products and processes. The Company has registered trademarks in the United States and a number of foreign countries for the Dirt Devil(R), Royal(R) and other names and logos, which are used in connection with the sale of its vacuum cleaners, other products and accessory parts. The Company considers the Dirt Devil(R) trademark to be of considerable value and critical to its business. No challenges to its rights to this trademark have arisen and the Company has no reason to believe that any such challenges will arise in the future.

     The Company holds or licenses the use of numerous domestic and international patents, including design patents. The Company may also license its trademarks and patents. The Company believes that its product lines are generally not dependent upon any single patent or group of patents.

  Seasonality

     The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac, the Dirt Devil(R) Broom Vac(R) and the Dirt Devil(R)Mop Vac(R) are given as gifts and therefore, sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers could cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

  Production

     The Company currently assembles most of its products in its facilities located in the Cleveland, Ohio metropolitan area and Reynosa, Mexico. Unlike many of its competitors, the Company currently does not manufacture component parts for its products. Substantially all component parts for the Company's products are manufactured by suppliers, frequently using molds and tooling owned by the Company and built to its specifications. Since the Company's production operations are currently limited to assembly, it believes that its fixed costs are lower than many of its competitors. The Company also believes that this lack of vertical integration permits it increased flexibility in the introduction and modification of products. The Company also outsources some or all manufacturing of certain products.

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

     A majority of the raw materials purchased by the Company are component parts, such as motors, bags, cords, and plastic parts, which are available from multiple suppliers. The amount of time required by suppliers to fill orders released by the Company varies from two to four months in the case of motors and cords, from five to ten weeks for sourced products and one to four days for plastic parts. The Company does not believe that it is dependent on any single source for any significant portion of its raw material or component purchases, with the exception of a component part for one of the Company's new products for which there exists only one vendor. The Company believes that it has good relationships with its suppliers and outsource manufacturers and has not experienced any significant raw material or component shortages.

  Employees

     As of December 31, 1998, the Company employed approximately 680 full-time employees, an increase of 10 employees from the prior year-end. In addition, the Company generally utilizes temporary personnel during the period when the Company is responding to its peak selling season. During 1998, the peak temporary personnel level reached approximately 700. The Company's employees are not represented by any labor union, except for the approximate 64 employees in the Mexican assembly facility. The Company considers its relations with its employees to be good.

     The Company also has in effect a severance compensation plan that provides for a severance payment to full-time employees, based on years of employment, if within thirty-six months after a change-in-control of the Company their employment is terminated for any reason other than death, permanent disability, voluntary retirement or for cause. Executives who receive payments pursuant to change-in-control and other employment arrangements will not receive duplicative severance payments under the severance compensation plan.

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

  Business Segment Information

     For description, see Note 13 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

     On December 31, 1998, the Company and its subsidiaries owned or leased the properties listed on the following table.

                                     APPROXIMATE
                                   SQUARE FOOTAGE
                                  -----------------     LEASE EXPIRATIONS
      LOCATION AND ADDRESS         OWNED     LEASED    (EXCLUDING RENEWALS)          FUNCTION
      --------------------        -------    ------    --------------------          --------
                                                                               Corporate
650 Alpha Drive.................       --    57,000       01/01                Headquarters
  Highland Heights, Ohio                                                       and Assembly
1340 East 289th Street..........  106,000        --       11/11                Assembly
  Wickliffe, Ohio(1)
8120 Tyler Blvd.................  300,000        --        N/A                 Assembly and Shipping
  Mentor, Ohio
855 E. Greg Street..............       --    46,000       02/99                Shipping
  Sparks, Nevada(2)
Brecha E-99.....................       --    40,000       04/03                Assembly
  Reynosa, Tamquilpas, Mexico

---------------

(1) This leased property is reflected as owned because it contains a bargain purchase option of $1. For further description, see Note 4 of Notes to Consolidated Financial Statements.

(2) Based upon a plan adopted in 1999, the Company ceased to lease this facility in February, 1999.

     In addition, the Company utilizes public warehouses where appropriate. The Company believes that these arrangements are more cost effective than leasing its own warehouses.

     In 1999, the Company expects to lease an approximate 100,000 square foot assembly facility in Wickliffe, Ohio and an approximate 90,000 square foot shipping and warehouse facility in Mentor, Ohio.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to all executive officers of the Company.

                                                              POSITION AND OFFICES
                   NAME                     AGE                 WITH THE COMPANY
                   ----                     ---               --------------------
Michael J. Merriman.......................  42     Chief Executive Officer and President
Gary J. Dieterich.........................  53     Senior Vice President -- Administration
James A. Holcomb..........................  48     Vice President -- Marketing & Strategic
                                                   Planning
T. Keith Moone............................  43     Vice President -- Sales
Richard G. Vasek..........................  34     Chief Financial Officer, Vice President --
                                                     Finance and Secretary

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

     Richard G. Vasek was appointed Chief Financial Officer and Vice President -- Finance in September 1998, and Secretary in January 1996. From February 1992 until his appointment as Chief Financial Officer and Vice President -- Finance he served as the Company's Corporate Controller.

                                    PART II

  ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares are quoted on the New York Stock Exchange
(NYSE) under the symbol RAM. The following table sets forth, for the periods indicated, the high and low sales price for the Company's Common Shares as reported by the New York Stock Exchange.

                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                 1998             1997
                                              -----------      -----------
                                              HIGH    LOW      HIGH    LOW
                                              ----    ---      ----    ---
Quarters:
  First.....................................  7 1/8   5 11/16  8 1/8   5 5/8
  Second....................................  6 3/8   4 3/4    8 11/16 5 1/2
  Third.....................................  6 3/8   2 1/2    9 1/4    8
  Fourth....................................  5 3/16  2 1/4      9     5 5/8

     The Company has not declared or paid any cash dividends and currently intends not to pay any cash dividends in 1999. The Board of Directors intends to retain earnings, if any, to support the operations, growth of the business and to fund the stock repurchase program. The Company's credit agreement permits the payment of cash dividends up to 50% of its net income from the preceding year. The Company's credit agreement permits stock repurchases up to an additional $3.8 million as of December 31, 1998.

     On March 12, 1999, there were approximately 1,200 shareholders of record of the Company's Common Shares, as reported by National City Corporation, the Company's Registrar and Transfer Agent, which maintains its corporate offices at National City Center, Cleveland, Ohio 44101-0756.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected Consolidated Statements of Operations and Consolidated Balance Sheet data for each of the five years during the period ended December 31, 1998, are derived from the audited Consolidated Financial Statements of the Company. Prior period amounts have been restated to reflect reclassifications to conform to a 1995 change in the valuation method of accounting for inventory from the LIFO method to the FIFO method and to conform to the 1998 presentation. The data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS:
Net sales...........................  $282,720    $325,417    $286,123    $270,564    $278,322
Cost of sales.......................   208,861     229,469     204,000     201,555     200,568
                                      --------    --------    --------    --------    --------
  Gross margin......................    73,859      95,948      82,123      69,009      77,754
Advertising and promotion...........    43,562      47,626      40,443      40,496      42,298
Other selling.......................     7,947       8,448       8,977      11,898      12,914
General and administrative..........    12,270      12,549      11,515      12,971      12,309
Engineering and product
  development.......................     4,567       4,696       3,905       3,281       2,176
Special charges.....................        --          --          --      16,294          --
                                      --------    --------    --------    --------    --------
  Income (loss) from operations.....     5,513      22,629      17,283     (15,931)      8,057
Interest expense....................     1,521       1,412       2,559       4,001       4,483
Receivable securitization and other
  (income) expense, net.............      (140)      1,033        (622)        311         460
                                      --------    --------    --------    --------    --------
  Income (loss) before taxes........     4,132      20,184      15,346     (20,243)      3,114
Income tax expense (benefit)........     1,606       7,777       5,910      (6,487)      1,152
                                      --------    --------    --------    --------    --------
  Net income (loss).................  $  2,526    $ 12,407    $  9,436    $(13,756)   $  1,962
                                      ========    ========    ========    ========    ========
BASIC EARNINGS PER SHARE
Weighted average number of common
  shares outstanding (in
  thousands)........................    21,368      23,553      24,010      23,999      23,999
Earnings (loss) per share...........  $    .12    $    .53    $    .39    $   (.57)   $    .08

DILUTED EARNINGS PER SHARE
Weighted average number of common
  shares and equivalents outstanding
  (in thousands)....................    21,562      23,944      24,183      23,999      24,011
Earnings (loss) per share...........  $    .12    $    .52    $    .39    $   (.57)   $    .08

CONSOLIDATED BALANCE SHEET DATA (AT
  END OF PERIOD)
  Working capital...................  $ 30,240    $ 32,486    $ 29,818    $ 46,045    $ 51,151
  Total assets......................   117,480     134,947     126,141     131,261     141,208
  Long-term debt....................    18,426      13,672      15,743      45,999      46,927
  Shareholders' equity..............    46,723      60,219      56,234      46,575      60,155

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table sets forth, for the years indicated, the percentages of net sales of certain items in the Consolidated Statements of Operations and the percentage change in such items as compared to the indicated prior year.

                                                                                    YEAR TO YEAR
                                                 YEAR ENDED DECEMBER 31,        INCREASES (DECREASES)
                                                 ------------------------   -----------------------------
                                                  1998     1997     1996    1998 VS. 1997   1997 VS. 1996
                                                 ------   ------   ------   -------------   -------------
Net sales......................................  100.0%   100.0%   100.0%       (13.1)%          13.7%
Cost of sales..................................   73.9     70.5     71.3         (9.0)           12.5
                                                 -----    -----    -----        -----           -----
     Gross margin..............................   26.1     29.5     28.7        (23.0)           16.8
Advertising and promotion......................   15.4     14.6     14.1         (8.5)           17.8
Other selling..................................    2.8      2.6      3.1         (5.9)           (5.9)
General and administrative.....................    4.3      3.9      4.0         (2.2)            9.0
Engineering and product development............    1.6      1.4      1.4         (2.7)           20.2
                                                 -----    -----    -----        -----           -----
     Income from operations....................    2.0      7.0      6.1        (75.6)           30.9
Interest expense...............................     .5       .5       .9          7.7           (44.8)
Receivable securitization and other (income)
  expense, net.................................    N/M       .3      (.2)         N/M             N/M
                                                 -----    -----    -----        -----           -----
Income before income taxes.....................    1.5%     6.2%     5.4%       (79.5)%          31.5%
                                                 =====    =====    =====        =====           =====

1998 VS. 1997

     Net sales for 1998 were $282,720, a decrease of 13.1% from 1997. The overall decrease in net sales was due to lower sales of the Dirt Devil(R) Mop Vac(R), which was introduced in 1997, and the Dirt Devil(R) Broom Vac(R). The decrease in net sales was partially offset by increases in sales of the Company's line of upright vacuum cleaners including the new Dirt Devil(R) Vision, which was introduced in the third quarter of 1998. Despite lower shipments to retailers in 1998, the Company believes that retailers' sales to consumers of the Company's products increased over 1997. Overall sales to the top 5 customers for 1998 (all of which are major retailers) accounted for approximately 64.2% of net sales as compared with approximately 62.3% in 1997. The Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Gross margin, as a percent of net sales, decreased from 29.5% for 1997 to 26.1% in 1998. The gross margin percentage was negatively affected in 1998 primarily by lower sales of higher margin products and higher manufacturing variances as a percent of sales.

     Advertising and promotion expenses for 1998 were $43,562, a decrease of 8.5% from 1997. The decrease in advertising and promotion expenses was due primarily to not incurring in 1998 expenses related to the 1997 launch of the Fred Astaire Super Bowl advertising campaign and the direct response television campaign launch of the Dirt Devil(R) Mop Vac(R). The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during product and promotional campaign introductions.

     Other selling expenses for 1998 were $7,947, a decrease of 5.9% from 1997. The decrease is primarily due to lower compensation expenses and lower commissions to manufacturer's representatives. The principal components of other selling expenses are internal sales and marketing personnel costs.

     General and administrative expenses for 1998 were $12,270, a decrease of 2.2% from 1997. The decrease is primarily due to lower compesation related expenses partially offset by increases in professional services. General and administrative expenses increased as a percentage of net sales from 3.9% to 4.3%. The principal components are compensation (including benefits), insurance, travel, and professional services.

     Engineering and product development expenses for 1998 were $4,567, a decrease of 2.7% from 1997. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The decrease in 1998 was primarily due to fewer new product introductions in 1998.

     Interest expense for 1998 was $1,521, an increase of 7.7% from 1997. The increase in interest expense resulted, primarily, from higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases, partially offset by a lower effective borrowing rate and the receipt of proceeds from the sale of one of the Company's assembly facilities.

     Receivable securitization and other (income) expense, net principally reflects the cost of the Company's trade accounts receivable securitization program and the effect of foreign currency transaction gains or losses related to the Company's North American assets. The 1998 amount also includes the gain from the sale of a facility of $1,168.

     Due to the factors discussed above, the Company had income before income taxes for 1998 of $4,132, as compared to income before income taxes for 1997 of $20,184. The components of the Company's effective income tax expense rate of 38.9% are described in Note 6 of the Company's Consolidated Financial Statements.

1997 VS. 1996

     Net sales for 1997 were $325,417, an increase of 13.7% from 1996. The overall increase in net sales was due primarily to sales of the Dirt Devil(R) Mop Vac(R) and the Dirt Devil(R) Swivel Glide(TM). The increase in net sales was partially offset by decreases in sales of the Dirt Devil(R) Broom Vac(R) and certain other products in the Dirt Devil(R) vacuum line. Overall sales to the top 5 customers for 1997 (all of which are major retailers) accounted for approximately 62.3% of net sales as compared with approximately 59.3% in 1996.

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

     Engineering and product development expenses for 1997 were $4,696, an increase of 20.2% from 1996, as the Company intensified its new product innovation efforts. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in 1997 was primarily due to costs associated with the three new product introductions in 1997 and new products to be introduced in 1998.

     Interest expense for 1997 was $1,412, a decrease of 44.8% from 1996. The decrease in interest expense resulted, primarily, from lower levels of variable rate borrowings due to increases in funds received from the revolving trade accounts receivable securitization program and from a lower effective borrowing rate.

     Receivable securitization and other (income) expense, net principally reflects the cost of the Company's trade accounts receivable securitization program and the effect of foreign currency transaction gains or losses related primarily to the Company's North American assets. The 1996 amount also includes the gain from the sale of a facility of $638, and the proceeds from insurance reimbursement of legal expenses of $319.

     Due to the factors discussed above, the Company had income before income taxes for 1997 of $20,184, as compared to income before income taxes for 1996 of $15,346.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has used cash generated from operations to fund its working capital needs, capital expenditures and share repurchases. Working capital was $30,240 at December 31, 1998, a decrease of 6.9% over December 31, 1997 level. Current assets decreased by $13,012 reflecting in part a $9,509 decrease of trade accounts receivable and a $5,107 decrease of inventories, which were partially offset by an increase in deferred income taxes of $1,598 and an increase in prepaid expenses and other of $1,361. Current liabilities decreased by $10,766 reflecting in part a $8,001 decrease of trade accounts payable, a $3,451 decrease of accrued salaries, benefits, and payroll taxes, a $808 decrease of accrued advertising and promotion, a $600 decrease of accrued warranty and customer returns, which were partially offset by increases in accrued other of $1,279 and in accrued income taxes of $955.

     In 1998, the Company utilized $10,291 of cash for capital expenditures, including approximately $5,500 for tooling related to the Dirt Devil(R) Vision, the Dirt Devil(R) Swivel Glide(TM), the Dirt Devil(R) Mop Vac(R), the Dirt Devil(R) MAX and a carpet extractor and metal upright.

     In April, 1998, the Company entered into a new three-year collateralized revolving credit facility with availability of $45,000. Under the new agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 1998. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable. The Company's effective interest rate was 8.45% and 8.63% for 1998 and 1997, respectively.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 1998, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At December, 31, 1998, the Company received approximately $22,000 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $916 and $892 in 1998 and 1997, respectively, and have been classified as Receivable securitization and other (income) expense, net in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 6.79% and 6.64% for the years 1998 and 1997, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     During the third quarter of 1998, the Company sold one of its assembly facilities for $7,100. Proceeds were used to pay off a variable rate mortgage and pay down the Company's revolving credit debt. The net gain from this transaction was $1,168.

     In February 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 2,300 of its outstanding common shares. The Company completed the program repurchasing 2,300 shares for an aggregate purchase price of $11,895 in October 1998. In October 1998, the Company's Board of Directors authorized another common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,100 of its outstanding common shares. As of December 31, 1998, the Company has repurchased approximately 1,025 shares for an aggregate purchase price of $4,345 under the new program. The program is scheduled to expire on December 31, 1999. Prior to any amendments, the Company's credit agreement permits stock repurchases up to an additional $3.8 million as of December 31, 1998.

     The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as additional stock repurchases, if any.

QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments that the Company considers necessary for a fair presentation of such information for the interim periods.

                                                             THREE MONTHS ENDED
                          -----------------------------------------------------------------------------------------
                          DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                            1998       1998        1998       1998        1997       1997        1997       1997
                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net sales...............  $106,006    $73,607    $51,259     $51,848    $118,354    $87,375    $ 61,070   $ 58,618
Gross margin............    30,950     19,258     12,153      11,498      36,691     25,284      17,739     16,234
Net income (loss).......     5,134      2,169     (2,234)     (2,543)      6,793      4,089         919        606
Net income (loss) per
  share (a) (b).........  $    .26    $   .10    $  (.10)    $  (.11)   $    .29    $   .17    $    .04   $    .02

---------------

(a) The sum of 1998 quarterly net income per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding due to share repurchases.

(b) Earnings per share is calculated based on the diluted method explained in
    Note 12 to the Consolidated Financial Statements.

     The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac, Dirt Devil(R) Broom Vac(R), and Dirt Devil(R) Mop Vac(R), are given as gifts and therefore, sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions causes quarterly fluctuations in the Company's net sales. The Company believes that in the first quarter of 1998 net sales were negatively impacted by certain major customers lowering their retail inventory levels. The Company believes the first quarter of 1999 net sales will be positively impacted as retail customers restock inventory levels reduced by a strong fourth quarter of 1998 sell-through. The strong sell-through continues in the first quarter of 1999. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

OTHER

     The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company's most significant competitors are Hoover and Eureka, and in the hand-held market, Black & Decker. These competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company.

INFLATION

     The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices.

ACCOUNTING STANDARDS

     The Company will be required to implement Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2000. The Company expects the implementation of SFAS No. 133 will not have a material impact on its consolidated financial position, results of operations, or cash flows.

     The Company will be required to implement Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software, in the first quarter of 1999. The Company expects that the implementation of SOP 98-1 will not have a material impact on its consolidated financial position, results of operations, or cash flows.

     The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, in the fourth quarter of 1998. The impact of implementing SFAS No. 131 is discussed in Note 13 to the Consolidated Financial Statements.

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the fourth quarter of 1998. The implementation of SFAS No. 130 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

YEAR 2000 COMPLIANCE

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

     Year 2000 problems could affect many of the Company's production, distribution, financial, administrative and communication operations, as well as the processing of customer orders. The Company's internal business system was modified to be Year 2000 compliant in the third quarter of 1998. Testing and verification of the system will be performed throughout 1999. The Company has completed its inventory of embedded systems and is currently in the assessment phase for this critical area. In addition, the Company has asked vendors, service suppliers, communications providers and banks to verify their Year 2000 readiness; their system failures could have a significant impact on the Company's operations. Action is being taken based on individual responses.

     External and internal costs directly associated with modifying internal use software for Year 2000 compliance are expensed as incurred. As of December 31, 1998, the costs incurred for this project were primarily attributable to internal personnel costs and consulting fees which were estimated at $50. The remaining costs to fix the Year 2000 problems are estimated at approximately $330, which will be incurred in 1999. These costs do not include normal system replacements and upgrades. The Company does not expect Year 2000 compliance costs to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     The Company is uncertain of the above expectations. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in the Company's critical operations or if the Company is affected by the inability of suppliers or major customers (such as one of our top 5 customers) to continue operations due to such a problem, the Company's consolidated financial position, results of operations, or cash flows could be materially impacted.

     The total costs that the Company incurs in connection with the Year 2000 problems will be influenced by the Company's ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation and the ability of third parties with whom we have business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. The Company has begun the process to develop formal contingency plans that will address mission critical activities as determined by management in the event the Year 2000 project is not completed in a timely manner. These contingency plans will be completed in the first half of 1999.

FORWARD LOOKING STATEMENTS

     Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry; the cost and effectiveness of planned advertising, marketing and promotional campaigns, the success at retail and the acceptance by consumers of the Company's new products, including the Company's line of Dirt Devil(R) Vision uprights with bagless technology, the dependence upon the Company's ability to continue to successfully develop and introduce innovative products and unforeseen technological issues associated with the Year 2000 compliance efforts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of December 31, 1998. The Company sells its products in various global markets. As a result, the Company's cash flow and earnings are exposed to fluctuations in foreign currency exchange rates. There were no forward exchange or currency swap contracts outstanding as of December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Royal Appliance Mfg. Co.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Royal Appliance Mfg. Co. and its Subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Cleveland, Ohio
February 12, 1999

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash......................................................    $     --        $  1,355
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,500 and $1,400 at December 31, 1998 and
    1997, respectively......................................      37,536          47,045
  Inventories...............................................      31,088          36,195
  Deferred income taxes.....................................       4,148           2,550
  Prepaid expenses and other................................       4,572           3,211
                                                                --------        --------
    Total current assets....................................      77,344          90,356
                                                                --------        --------
Property, plant and equipment, at cost:
  Land......................................................       1,541           2,356
  Buildings.................................................       7,777          13,117
  Molds, tooling, and equipment.............................      64,865          58,236
  Furniture and office equipment............................       7,022           6,068
  Assets under capital leases...............................       4,714           4,613
  Leasehold improvements and other..........................       3,718           3,049
                                                                --------        --------
                                                                  89,637          87,439
    Less accumulated depreciation and amortization..........     (52,837)        (44,547)
                                                                --------        --------
                                                                  36,800          42,892
                                                                --------        --------
Tooling deposits............................................       2,770           1,146
Other.......................................................         566             553
                                                                --------        --------
    Total assets............................................    $117,480        $134,947
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $ 18,647        $ 26,648
  Accrued liabilities:
    Advertising and promotion...............................       8,768           9,576
    Salaries, benefits and payroll taxes....................       2,299           5,750
    Warranty and customer returns...........................       8,100           8,700
    Income taxes............................................       1,930             975
    Other...................................................       6,809           5,530
Current portions of capital lease obligations and notes
  payable...................................................         551             691
                                                                --------        --------
    Total current liabilities...............................      47,104          57,870
                                                                --------        --------
Revolving credit agreement..................................      10,600           1,473
Capitalized lease obligations, less current portion.........       2,833           3,101
Notes payable, less current portion.........................       4,993           9,098
                                                                --------        --------
    Total long-term debt....................................      18,426          13,672
                                                                --------        --------
Deferred income taxes.......................................       5,227           3,186
                                                                --------        --------
    Total liabilities.......................................      70,757          74,728
                                                                --------        --------
Commitments and contingencies (Notes 4 and 5)...............          --              --
Shareholders' equity:
  Serial preferred shares; authorized -- 1,000,000 shares;
    none issued and outstanding.............................          --              --
  Common shares, at stated value; authorized -- 101,000,000
    shares; issued -- 25,347,924 and 25,311,724 at December
    31, 1998 and 1997, respectively.........................         211             211
  Additional paid-in capital................................      42,115          41,897
  Retained earnings.........................................      42,544          40,018
  Accumulated other comprehensive income....................          --              --
                                                                --------        --------
                                                                  84,870          82,126
  Less treasury shares, at cost -- 5,726,400 and 2,401,000
    shares at December 31, 1998 and 1997, respectively......     (38,147)        (21,907)
                                                                --------        --------
    Total shareholders' equity..............................      46,723          60,219
                                                                --------        --------
    Total liabilities and shareholders' equity..............    $117,480        $134,947
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             1998              1997              1996
                                                         ------------      ------------      ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................................    $282,720          $325,417          $286,123
Cost of sales..........................................     208,861           229,469           204,000
                                                           --------          --------          --------
  Gross margin.........................................      73,859            95,948            82,123
Advertising and promotion..............................      43,562            47,626            40,443
Other selling..........................................       7,947             8,448             8,977
General and administrative.............................      12,270            12,549            11,515
Engineering and product development....................       4,567             4,696             3,905
                                                           --------          --------          --------
  Income from operations...............................       5,513            22,629            17,283
Interest expense, net..................................       1,521             1,412             2,559
Receivable securitization and other (income) expense,
  net..................................................        (140)            1,033              (622)
                                                           --------          --------          --------
  Income before income taxes...........................       4,132            20,184            15,346
Income tax expense.....................................       1,606             7,777             5,910
                                                           --------          --------          --------
  Net income...........................................    $  2,526          $ 12,407          $  9,436
                                                           ========          ========          ========
BASIC
  Weighted average number of common shares outstanding
     (in thousands)....................................      21,368            23,553            24,010
  Earnings per share...................................    $    .12          $    .53          $    .39
DILUTED
  Weighted average number of common shares and
     equivalents outstanding (in thousands)............      21,562            23,944            24,183
  Earnings per share...................................    $    .12          $    .52          $    .39

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          FOR YEARS ENDED DECEMBER 31,

                                   COMMON SHARES      ADDITIONAL
                                -------------------    PAID-IN     RETAINED
                                  NUMBER     AMOUNT    CAPITAL     EARNINGS
                                ----------   ------   ----------   --------
                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1995..  25,200,000    $210     $41,583     $18,175
  Translation adjustment......
  Compensatory effect of stock
    options...................                            (199)
  Shares issued from stock
    option plan...............      31,100                 116
  Net income..................                                       9,436
                                ----------    ----     -------     -------
Balance at December 31, 1996..  25,231,100     210      41,500      27,611
  Translation adjustment......
  Compensatory effect of stock
    options...................                              81
  Shares issued from stock
    option plan...............      80,624       1         316
  Purchase of treasury
    shares....................
  Net income..................                                      12,407
                                ----------    ----     -------     -------
Balance at December 31, 1997..  25,311,724     211      41,897      40,018
  Compensatory effect of stock
    options...................                              68
  Shares issued from stock
    option plan...............      36,200                 150
  Purchase of treasury
    shares....................
  Net income..................                                       2,526
                                ----------    ----     -------     -------
Balance at December 31, 1998..  25,347,924    $211     $42,115     $42,544
                                ==========    ====     =======     =======

                                    ACCUMULATED         TREASURY SHARES          TOTAL
                                OTHER COMPREHENSIVE   --------------------   SHAREHOLDERS'
                                      INCOME           NUMBER      AMOUNT       EQUITY
                                -------------------   ---------   --------   -------------
                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1995..         $(413)         1,201,000   $(12,980)    $ 46,575
  Translation adjustment......           306                                        306
  Compensatory effect of stock
    options...................                                                     (199)
  Shares issued from stock
    option plan...............                                                      116
  Net income..................                                                    9,436
                                       -----          ---------   --------     --------
Balance at December 31, 1996..          (107)         1,201,000    (12,980)      56,234
  Translation adjustment......           107                                        107
  Compensatory effect of stock
    options...................                                                       81
  Shares issued from stock
    option plan...............                                                      317
  Purchase of treasury
    shares....................                        1,200,000     (8,927)      (8,927)
  Net income..................                                                   12,407
                                       -----          ---------   --------     --------
Balance at December 31, 1997..            --          2,401,000    (21,907)      60,219
  Compensatory effect of stock
    options...................                                                       68
  Shares issued from stock
    option plan...............                                                      150
  Purchase of treasury
    shares....................                        3,325,400    (16,240)     (16,240)
  Net income..................                                                    2,526
                                       -----          ---------   --------     --------
Balance at December 31, 1998..         $  --          5,726,400   $(38,147)    $ 46,723
                                       =====          =========   ========     ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR YEARS ENDED DECEMBER 31,

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  2,526    $ 12,407    $  9,436
                                                              --------    --------    --------
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization..........................     9,390       9,407       8,719
     Compensatory effect of stock options...................        68          81        (199)
     Gain on sale of, property, plant and equipment, net....    (1,125)         --        (467)
     Deferred income taxes..................................       443       3,186          --
  (Increase) decrease in assets:
     Trade accounts receivable, net.........................     9,509      (7,284)      3,797
     Inventories............................................     5,107      (2,143)     (5,644)
     Refundable and accrued income taxes....................       955       1,474       8,573
     Prepaid expenses and other.............................    (1,361)       (595)     (1,468)
     Other..................................................      (325)         --        (125)
  Increase (decrease) in liabilities:
     Trade accounts payable.................................    (8,001)      5,969       4,587
     Accrued advertising and promotion......................      (808)     (2,106)      4,429
     Accrued salaries, benefits, and payroll taxes..........    (3,451)       (230)      2,924
     Accrued warranty and customer returns..................      (600)        725         375
     Accrued other..........................................     1,279       1,850         (47)
                                                              --------    --------    --------
       Total adjustments....................................    11,080      10,334      25,454
                                                              --------    --------    --------
       Net cash from operating activities...................    13,606      22,741      34,890
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchases of tooling, property, plant, and equipment,
     net....................................................    (8,667)    (14,548)     (9,677)
  Proceeds from sale of property, plant and equipment.......     6,806          --       2,237
  (Decrease) increase in tooling deposits...................    (1,624)      2,816          85
                                                              --------    --------    --------
     Net cash from investing activities.....................    (3,485)    (11,732)     (7,355)
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds (payments) on bank debt, net.....................     9,127      (1,413)    (25,953)
  Payments on notes payable.................................    (4,280)       (418)       (398)
  Proceeds from exercise of stock options...................       150         317         116
  Payments on capital lease obligations.....................      (233)       (214)       (293)
  Purchase of treasury shares...............................   (16,240)     (8,927)         --
                                                              --------    --------    --------
     Net cash from financing activities.....................   (11,476)    (10,655)    (26,528)
                                                              --------    --------    --------
Effect of exchange rate changes on cash.....................        --          --          (6)
                                                              --------    --------    --------
Net (decrease) increase in cash.............................    (1,355)        354       1,001
Cash at beginning of year...................................     1,355       1,001          --
                                                              --------    --------    --------
Cash at end of year.........................................  $     --    $  1,355    $  1,001
                                                              ========    ========    ========
Supplemental disclosure of cash flow information:
Cash payments for:
  Interest..................................................  $  1,687    $  1,689    $  3,018
                                                              ========    ========    ========
  Income taxes, net of refunds..............................  $    208    $  3,117    $ (2,663)
                                                              ========    ========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Assignment of capital lease obligation to buyer...........  $     --    $     --    $  3,690
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

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

     Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted earnings per share.

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

     Foreign operations are conducted in their local currency. Assets and liabilities of Royal's international operations are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. The effects of these translation adjustments are reported as a separate component of shareholders' equity as Accumulated Other Comprehensive Income. The net effect of currency gains and losses realized on business transactions is included in the determination of net income.

     As of December 31, Accumulated Other Comprehensive Income consisted of the following:

                                                                  1998    1997    1996
                                                                  ----    ----    ----
    Foreign currency translation adjustments....................  $ --    $306    $107
    Less: Reclassification adjustments..........................    --    (306)   (107)
                                                                  ----    ----    ----
    Accumulated Other Comprehensive Income......................  $ --    $ --    $ --
                                                                  ====    ====    ====

     ADVERTISING AND PROMOTION -- Cost incurred for producing and communicating advertising are expensed during the period incurred, including cost incurred under the Company's cooperative advertising program.

     INVENTORIES -- Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

1. ACCOUNTING POLICIES: (CONTINUED)
     Inventories at December 31 consisted of the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
    Finished goods............................................    $16,648         $23,319
    Work in process and component parts.......................     14,440          12,876
                                                                  -------         -------
                                                                  $31,088         $36,195
                                                                  =======         =======

     PROPERTY, PLANT AND EQUIPMENT -- the Company capitalizes as additions to property, plant and equipment expenditures at cost for molds, tooling, land, buildings, equipment, furniture, and leasehold improvements. Expenditures for maintenance and repairs are charged to operating expense as incurred. The asset and related accumulated depreciation or amortization accounts are adjusted to reflect retirements and disposals and the resulting gain or loss is included in the determination of net income.

     Plant and equipment are depreciated over the estimated useful lives of the respective classes of assets. Leasehold improvements and assets held under capital leases are amortized over their respective lease terms. Accumulated amortization on assets under capital leases totaled $2,338 and $2,120 at December 31, 1998 and 1997, respectively.

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

     NEW ACCOUNTING PRONOUNCEMENTS -- The Company will be required to implement Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2000. The Company expects the implementation of SFAS No. 133 will not have a material impact on its consolidated financial position, results of operations, or cash flows.

     The Company will be required to implement Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software, in the first quarter of 1999. The Company expects that the implementation of SOP 98-1 will not have a material impact on its consolidated financial position, results of operations,or cash flows.

     The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, in the fourth quarter of 1998. The impact of implementing SFAS No. 131 is discussed in Note 13 to the Consolidated Financial Statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

1. ACCOUNTING POLICIES: (CONTINUED)
     The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. The implementation of SFAS No. 130 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

     As of December 31, 1998, the reserve balance was fully utilized and no additional charges related to the above are anticipated. A summary of the special charges reserve account is presented below:

                                                                  1998    1997     1996
                                                                  ----    ----    ------
    Reserve balance at beginning of year........................  $27     $369    $1,548
      Realized loss on disposal of property, equipment and
         inventories............................................   --       --      (666)
      Severance and other cash outflows.........................  (27)    (342)     (513)
                                                                  ---     ----    ------
    Reserve balance at end of year..............................  $--     $ 27    $  369
                                                                  ===     ====    ======

3. DEBT:

     In April, 1998, the Company entered into a new three-year collateralized revolving credit facility with availability of $45,000. Under the new agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 1998. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable. The Company's effective interest rate was 8.45% and 8.63% for 1998 and 1997, respectively.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 1998, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At December, 31, 1998, the Company received approximately $22,000 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $916 and $892 in 1998 and 1997, respectively, and have been classified as Receivable securitization and other (income) expense, net in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 6.79% and 6.64% for the years 1998 and 1997, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

3. DEBT: (CONTINUED)
     During the third quarter of 1998, the Company sold one of its assembly facilities for $7,100. Proceeds were used to pay off a variable rate mortgage and pay down the Company's revolving credit debt. The net gain from this transaction was $1,168.

     The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,270. The note is collateralized by the Company's assembly and distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

     Aggregate maturities of the notes payable and revolving credit facility at December 31, 1998, are as follows:

1999............................................    $   277
2000............................................      4,993
2001............................................     10,600
                                                    -------
                                                    $15,870
                                                    =======

4. LEASES:

     Royal leases various facilities, equipment and vehicles under capital and operating lease agreements. Operating lease payments totaled $602, $579 and $677 for the years ended December 31, 1998, 1997, and 1996, respectively.

     Minimum commitments under all capital and operating leases at December 31, 1998 are as follows:

                      YEAR                        CAPITAL      OPERATING
                      ----                        -------      ---------
1999............................................  $  571        $  440
2000............................................     573           314
2001............................................     334           188
2002............................................     312            44
2003............................................     315            12
Thereafter......................................   1,855             5
                                                  ------        ------
Total minimum lease payments....................   3,960        $1,003
                                                                ======
Less amount representing interest...............     853
                                                  ------
Total present value of capital obligation.......   3,107
Less current portion............................     274
                                                  ------
Long-term obligation under capital leases.......  $2,833
                                                  ======

5. COMMITMENTS AND CONTINGENCIES:

     At December 31, 1998, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $12,600 including commitments for television advertising through December 31, 1999. Other contractual commitments for items in the normal course of business total approximately $4,900.

     The Company is self-insured with respect to workers' compensation benefits in Ohio and carries excess workers' compensation insurance covering aggregate claims exceeding $350 per occurrence.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
     The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

6. INCOME TAXES:

     The income tax expense consisted of the following:

                                                               1998      1997      1996
                                                              ------    ------    ------
    Current
      Federal...............................................  $  873    $  399    $4,643
      State and local.......................................     290       190       589
    Deferred................................................     443     7,188       678
                                                              ------    ------    ------
    Total...................................................  $1,606    $7,777    $5,910
                                                              ======    ======    ======

     Deferred income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. At December 31, 1998 and 1997, the components of the net deferred tax liability were as follows:

                                                                   1998         1997
                                                                  -------      ------
    Deferred tax assets:
      Warranty and customer returns.............................  $ 3,315      $4,444
      Bad debt reserve..........................................      585         616
      Inventory basis difference................................      724         634
      Accrued vacation, compensation and benefits...............      414         379
      State and local taxes.....................................      625         729
      Accrued advertising.......................................       20          22
      Self insurance reserves...................................      156         315
      Deferred compensation plan................................      958         616
      Other.....................................................       88         247
    Deferred tax liabilities:
      Accounts receivable mark to market........................   (2,493)     (3,631)
      Basis difference in fixed and intangible assets...........   (4,558)     (4,286)
      State and local taxes.....................................     (803)       (707)
      Other.....................................................     (110)        (14)
                                                                  -------      ------
    Net deferred tax liability..................................  $(1,079)     $ (636)
                                                                  =======      ======

     As of December 31, 1998, the Company has state and local tax net operating loss carryforward tax benefits of approximately $337 which will substantially expire between 2008 and 2010.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

6. INCOME TAXES: (CONTINUED)
     The differences between income taxes at the statutory federal income tax rate of 34% and those reported in the Consolidated Statements of Operations are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                               % OF                 % OF                    % OF
                                              PRE-TAX              PRE-TAX                PRE-TAX
                                     1998     INCOME      1997     INCOME      1996        INCOME
                                    ------    -------    ------    -------    ------    ------------
Tax expense at statutory rate.....  $1,404     34.0%     $6,862     34.0%     $5,218        34.0%
Capital (gains) losses on
  disposition of foreign
  subsidiaries and other non
  deductible expenses.............      --       --         (93)     (.5)         87          .6
State and local income taxes, net
  of federal benefit..............     186      4.5       1,008      5.0         257         1.7
Federal surtax on income over $10
  million.........................      --       --          --       --          70          .5
Other, net........................      16       .4          --       --         278         1.7
                                    ------     ----      ------     ----      ------        ----
                                    $1,606     38.9%     $7,777     38.5%     $5,910        38.5%
                                    ======     ====      ======     ====      ======        ====

7. MAJOR CUSTOMERS:

     Royal's three largest customers represented approximately 31.6%, 14.1%, and 13.4% of total net sales in 1998. The Company's two largest customers represented approximately 35.9% and 10.7% in 1997 and 33.0% and 11.3% of total net sales in 1996. Additionally, a significant concentration of Royal's business activity is with major domestic mass market retailers whose ability to meet their financial obligations with Royal is dependent on economic conditions germane to the retail industry. During recent years, several major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

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

8. STOCK OPTIONS:

     Under the terms of the Company's stock option plans for employees, outside directors and consultants, all outstanding options have been granted at prices at least equal to the then current market value on the date of grant, except for 50,000 options granted to a consultant below market value in November, 1996. The compensation element of these 50,000 options was recognized as compensation expense over the two year vesting period. Certain stock options granted become exercisable in cumulative 20% installments, commencing one year from date of grant with full vesting occurring on the fifth anniversary date, and expire in ten years, subject to earlier termination in certain events related to termination of employment. Other stock options granted vest at the end of five years ("5 year cliff vesting") and expire in six years, subject to earlier termination in certain events related to termination of employment. Vesting may be accelerated in certain events relating to change of the Company's ownership.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

8. STOCK OPTIONS: (CONTINUED)
     The following summarizes the changes in the number of Common Shares under option:

                                                  1998               1997               1996
                                             ---------------    ---------------    ---------------
Options outstanding at beginning of the
  year.....................................            2,302              2,486              1,141
Options granted during the year............              100                173              1,639
Options exercised during the year..........              (36)               (81)               (31)
Options canceled during the year...........             (115)              (276)              (263)
                                             ---------------    ---------------    ---------------
Options outstanding at end of year.........            2,251              2,302              2,486
                                             ===============    ===============    ===============
Options exercisable at end of the year.....              662                528                439
Option price range per share...............  $2.50 to $10.25    $3.00 to $10.25    $3.00 to $10.25

     The 662 exercisable options at December 31, 1998, are exercisable at an average exercise price of $4.96. The Company's current option plans, which provide for a total of 3,060 options, have 661 options remaining for future grants at December 31, 1998.

     The Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal 1996. As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                       YEAR ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                      1998      1997       1996
                                                                     ------    -------    ------
Net income (in thousands)   As reported..........................    $2,526    $12,407    $9,436
                            Pro forma............................    $2,289    $12,195    $9,100
Basic earnings per share    As reported..........................    $  .12    $   .53    $  .39
                            Pro forma............................    $  .11    $   .52    $  .38
Diluted earnings per share  As reported..........................    $  .12    $   .52    $  .39
                            Pro forma............................    $  .11    $   .51    $  .38

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

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1998       1997       1996
                                                  -------    -------    -------
Expected volatility.............................    38.9%      34.7%      37.8%
Risk-free interest rate.........................    5.26%      5.83%      6.36%
Expected life of options in years...............  7 years    7 years    7 years
Expected dividend yield.........................       0%         0%         0%

     During fiscal years 1998, 1997 and 1996 the weighted average grant-date fair value of options granted was $2.22, $3.16, and $1.16 per share, respectively.

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

10. BENEFIT PLANS:

     The Company sponsors a 401(k) defined contribution plan which covers substantially all of its employees who have satisfied the plan's eligibility requirements. Participants may contribute to the plan by voluntarily reducing their salary up to a maximum of 15% of qualified compensation subject to annual I.R.S. limits. All contributions vest immediately. For 1998, the matching contribution was 100%, up to the first 2% of qualified compensation, and 50% of the next 4% of such compensation. The Company has also made discretionary contributions to the plan. The Company's provisions for matching and discretionary contributions totaled approximately $788, $779 and $755 for the years ended December 31, 1998, 1997 and 1996, respectively. Voluntary after-tax contributions and certain rollover contributions are also permitted.

     The Company also sponsors a non-qualified deferred compensation plan which permits key employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis until retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company match and investment earnings. All contributions vest immediately. Although the Plan is designed to be unfunded, the Company has funded the deferred compensation liability with investments in marketable securities, primarily stock mutual funds, which are classified as current assets. The Company's provisions for matching and discretionary contributions totaled approximately $154, 163 and $42 for the years ended December 31, 1998, 1997 and 1996, respectively. The deferred compensation liability and related assets recorded by the Company were $2,332 and $1,350 as of December 31, 1998 and 1997, respectively.

     The Company does not offer any other post-retirement benefits, accordingly, it is not subject to the provisions of SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

11. SHARE REPURCHASE PROGRAM:

     In February 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 2,300 of its outstanding common shares. The Company completed the program repurchasing 2,300 shares for an aggregate purchase price of $11,895 in October 1998. In October 1998, the Company's Board of Directors authorized another common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,100 of its outstanding common shares. As of December 31, 1998, the Company has repurchased approximately 1,025 shares for an aggregate purchase price of $4,345 under the new program. The program is scheduled to expire on December 31, 1999.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

12. EARNINGS PER SHARE:

     In the fourth quarter of 1997, the Company adopted SFAS No. 128, Earnings per Share, which modifies the calculation of earnings per share. The Standard replaces the previous presentation of primary and fully diluted earnings per share to basic and diluted.

     Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of common stock equivalents. All prior periods presented have been restated to reflect this adoption.

                                                               1998      1997       1996
                                                              ------    -------    ------
Net income..................................................  $2,526    $12,407    $9,436
                                                              ======    =======    ======
BASIC:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................  22,911     24,030    23,999
  Weighted average common shares issued during year.........      17         40        11
  Weighted average treasury shares repurchased during
     year...................................................  (1,560)      (517)       --
                                                              ------    -------    ------
Weighted average common shares outstanding, net of treasury
  shares, end of year.......................................  21,368     23,553    24,010
                                                              ======    =======    ======
Net income per common share.................................  $  .12    $   .53    $  .39
                                                              ======    =======    ======
DILUTED:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................  22,911     24,030    23,999
  Weighted average common shares issued during year.........      17         40        11
  Weighted average common share equivalents.................     194        391       173
  Weighted average treasury shares repurchased during
     year...................................................  (1,560)      (517)       --
                                                              ------    -------    ------
Weighted average treasury shares outstanding, net of
  treasury shares, end of year..............................  21,562     23,944    24,183
                                                              ======    =======    ======
Net income per common share.................................  $  .12    $   .52    $  .39
                                                              ======    =======    ======

13. BUSINESS SEGMENT INFORMATION:

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Corporation adopted the provisions of this statement for the year ended December 31, 1998. Refer to Note 7 for disclosures related to major customers.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

13. BUSINESS SEGMENT INFORMATION: (CONTINUED)
     Management has determined that the Company consists of a single operating segment, therefore, the disclosure requirements of SFAS 131 consist only of revenues and long lived assets by geographic location. All prior period disclosures are also provided below:

                                               1998        1997        1996
                                             --------    --------    --------
Revenues, net:
  United States............................  $268,227    $309,274    $275,214
  All other countries......................    14,493      16,143      10,909
                                             --------    --------    --------
                                             $282,720    $325,417    $286,123
                                             ========    ========    ========
Long Lived Assets, net:
  United States............................  $ 31,325    $ 41,087    $ 36,927
  All other countries......................     5,475       1,805         356
                                             --------    --------    --------
                                             $ 36,800    $ 42,892    $ 37,283
                                             ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to Executive Officers of the Company is set forth in Part I of this Annual Report on Form 10-K. Information required by this Item with respect to members of the Board of Directors of the Company contained under the headings "Nominees for Terms Expiring in 2001" and "Directors whose Terms Expire in 2000" in the Company's Proxy Statement, dated March 26, 1999, is incorporated herein by reference.

     Information required by this Item with respect to compliance with Section 16 of the Exchange Act contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, dated March 26, 1999, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item relating to executive compensation contained under the headings "Compensation of Directors", "Executive Officers' Compensation", "Options Grants in 1998", "Aggregated Option Exercises in 1998 and Year-End Option Values", and "Change-in-Control and Other Employment Arrangements" in the Company's Proxy Statement, dated March 26, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item contained under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", in the Company's Proxy Statement, dated March 26, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        -----
(a)(1)  FINANCIAL STATEMENTS
        Report of Independent Accountants...........................       15
        Consolidated Balance Sheets at December 31, 1998 and 1997...       16
        Consolidated Statements of Operations -- Years Ended
        December 31, 1998, 1997 and 1996............................       17
        Consolidated Statement of Shareholders' Equity -- Years
        Ended December 31, 1998, 1997 and 1996......................       18
        Consolidated Statements of Cash Flows -- Years Ended
        December 31, 1998, 1997 and 1996............................       19
        Notes to Consolidated Financial Statements..................    20-29
   (2)  FINANCIAL STATEMENT SCHEDULES
        The following consolidated financial statement schedule of
        Royal Appliance Mfg. Co. and Subsidiaries is included in
        Item 14(d):
        Report of Independent Accountants on Financial Statement
        Schedule....................................................       33
        Schedule II  -- Valuation and Qualifying Accounts...........       34
        All other schedules for which provision is made in the
        applicable accounting regulations of the Securities and
        Exchange Commission are not required under the related
        instructions, are inapplicable, or the information has been included in the Notes to Consolidated Financial Statements
   (3)  EXHIBITS
        The exhibits filed herewith are set forth on the Index to
        Exhibits filed as part of this report.......................    35-36
(b)     Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended
        December 31, 1998...........................................       --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 1999.
                                          ROYAL APPLIANCE MFG. CO.
                                            Registrant

                                          /s/ Michael J. Merriman

                                          --------------------------------------
                                                   Michael J. Merriman
                                          Chief Executive Officer and President

                                          Date March 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 15th day of March 1999.

                   SIGNATURE                                              TITLE
                   ---------                                              -----
/s/ MICHAEL J. MERRIMAN                             Chief Executive Officer, President and Director
------------------------------------------------    (Principal Executive Officer)
Michael J. Merriman

/s/ RICHARD G. VASEK                                Chief Financial Officer and Secretary
------------------------------------------------    (Principal Financial and Accounting Officer)
Richard G. Vasek

/s/ R. LOUIS SCHNEEBERGER*                          Chairman of the Board
------------------------------------------------
R. Louis Schneeberger

/s/ JACK KAHL JR.*                                  Director
------------------------------------------------
Jack Kahl Jr.

/s/ E. PATRICK NALLEY*                              Director
------------------------------------------------
E. Patrick Nalley

/s/ J.B. RICHEY*                                    Director
------------------------------------------------
J.B. Richey

/s/ JOHN P. ROCHON*                                 Director
------------------------------------------------
John P. Rochon

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Royal Appliance Mfg. Co.

     Our audits of the consolidated financial statements referred to in our report dated February 12, 1999, appearing on page 15 of the Form 10K also included an audit of the financial statement schedule listed as Exhibit 27 of this Form 10K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Cleveland, Ohio
February 12, 1999

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               FOR YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                                       BALANCE AT        ADDITIONS CHARGED TO                  BALANCE AT
           DESCRIPTION              BEGINNING OF YEAR     EXPENSES AND COSTS     DEDUCTIONS    END OF YEAR
           -----------              -----------------    --------------------    ----------    -----------
                                                            (DOLLARS IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended
  December 31, 1996...............       $2,000                 $  144             $  794(A)     $1,350
Year Ended
  December 31, 1997...............       $1,350                 $  225             $  175(A)     $1,400
Year Ended
  December 31, 1998...............       $1,400                 $  134             $   34(A)     $1,500

INVENTORY RESERVE:
Year Ended
  December 31, 1996...............       $1,689                 $  760(B)          $1,048(C)     $1,401
Year Ended
  December 31, 1997...............       $1,401                 $  305(B)          $  712(C)     $  994
Year Ended
  December 31, 1998...............       $  994                 $1,339(B)          $  858(C)     $1,475

Note:  (A) Uncollectible accounts charged off, less recoveries.
       (B) Reserve for product model changes.
       (C) Disposal of obsolete inventory.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                 FOR FORM 10-K

EXHIBIT                           DESCRIPTION
-------                           -----------
   3(a)   Articles of Incorporation, amended and restated May 4, 1992, filed as Exhibit 3.1 of Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1992, filed with
          the Commission on August 13, 1992, and incorporated herein by reference.
   3(b)   Code of Regulations, amended and restated May 4, 1992, filed as Exhibit 3.2 of Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1992, filed with the
          Commission on August 13, 1992, incorporated herein by
          reference.
   3(c)   Amendment to Amended and Restated Articles of Incorporation
          October 21, 1993, filed as an Exhibit to Registrant's Form
          8-K filed with the Commission on November 1, 1993, and
          incorporated herein by reference.
   4(a)   Credit Agreement dated as of May 1, 1998, by and among the
          Registrant and various banks including National City Bank as administrative agent. Filed as Exhibit 4(a) of Registrant's
          Quarterly Report on form 10-Q for the quarter ended June 30,
          1998.
   4(b)   Receivable Purchase and Servicing Agreement dated as of
          September 29, 1997, by the Registrant, Royal Appliance
          Receivables, Inc., as Seller, and Llama Retail Funding L.P.,
          as Purchaser. Filed as Exhibit 4(b) of Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997, filed with the Commission on November
          12, 1997, and incorporated herein by reference.
          The Registrant agrees to furnish copies of certain of its
          other long-term debt to the Commission upon request.
   4(c)   Shareholder Rights Agreement dated as of October 21, 1993, filed as an Exhibit to Registrant's Form 8-K filed with the
          Commission on November 1, 1993, and incorporated herein by reference.
  10(a)   Royal Appliance Mfg. Co. 1991 Stock Option Plan for Outside
          Directors, filed as
          Exhibit 10.12 to the Registrant's Registration Statement on
          Forms S-1, filed with the Commission on August 6, 1991, file number 33-41211 (the "Initial Registration Statement"),
          incorporated herein by reference.
  10(b)   Royal Appliance Mfg. Co. Employees and Consultants Stock
          Option Plan, filed as Exhibit 10.13 to the Initial
          Registration Statement, incorporated herein by reference.
  10(c)   Form of Indemnity Agreement for Directors and Officers of
          the Registrant, filed as Exhibit 10.38 to the Initial
          Registration Statement, incorporated herein by reference.
  10(d)   Lease dated December 11, 1981 by and between Syndicated
          Properties and the Registrant, as amended, filed as Exhibit
          10.7 to the Initial Registration Statement, incorporated
          herein by reference.
  10(e)   Annual Management Incentive Plan Description. Filed as
          Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.
  10(f)   Royal Appliance Mfg. Co. Key Executive Long-Term Incentive
          Plan filed as Exhibit 10(f) to the Annual Report on Form
          10-K for the year ended December 31, 1995, incorporated
          herein by reference.
  10(g)   Form of Severance and Employment Agreement between the
          registrant and Mssrs. Merriman, Dieterich, Holcomb, Moone
          and Vasek, as Exhibit 10(g) to the Annual Report on Form
          10-K for the year ended December 31, 1994, incorporated
          herein by reference.

EXHIBIT                           DESCRIPTION
-------                           -----------
  10(h)   Employment Agreement dated September 15, 1995, between the
          Registrant and Mr. Merriman filed as Exhibit 10(I) to the
          Annual Report on Form 10-K for the year ended December 31,
          1995, incorporated herein by reference.
  10(i)   Royal Appliance 401(k) Plus Plan, effective July 1, 1996,
          filed as Exhibit 10(i) to the Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by
          reference.
  10(j)   Royal Appliance Deferred Compensation Plan for Outside
          Directors, filed as Exhibit 10(j) of Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1998,
          filed with the Commission on August 7, 1998 and incorporated herein by reference.
    21    Subsidiaries of Registrant
    23    Consent of PricewaterhouseCoopers LLP regarding S-8
          Registration.
    24    Powers of Attorney of the Registrant, Directors and
          Principal Financial Officer of the Registrant.
    27    Financial Data Schedule for Current Period
  99.1    Form 11-K Annual Report for Royal Appliance 401(k)
          Retirement Savings Plan
  99.2    Consent of independent accountants