Form 10-Q
period 1999-03-31
ROYAL APPLIANCE MANUFACTURING CO
filed 1999-05-11
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended MARCH 31, 1999
                                                     --------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________________to
_______________

     Commission file number 0-19431
                            -------

                            ROYAL APPLIANCE MFG. CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           OHIO                                                                34-1350353
------------------------------------------------------------------------------------------------------------------------------------
              (State or other jurisdiction of                                   (I.R.S. Employer Identification Number)
               incorporation or organization)



              650 ALPHA DRIVE, CLEVELAND, OHIO                                                    44143
------------------------------------------------------------------------------------------------------------------------------------
             (Address of Principal Executive Offices)                                          (Zip Code)



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
                                       -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


       Common Shares, without par value                19,095,024
      ----------------------------------   ------------------------------
               (Class)                       (Outstanding at May 10, 1999)


The Exhibit index appears on sequential page 14.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX



                                                                                     Page No.
                                                                                     --------
Part I   FINANCIAL INFORMATION

         Item 1   Financial Statements
         ------   --------------------

                  Consolidated Balance Sheets -
                    March 31, 1999 and December 31, 1998                                 3

                  Consolidated Statements of Operations -
                    three months ended March 31, 1999 and 1998                           4

                  Consolidated Statements of Cash Flows -
                    three months ended March 31, 1999 and 1998                           5

                  Notes to Consolidated Financial Statements                           6-8


         Item 2   Management's Discussion and Analysis of Financial
         ------   -------------------------------------------------
                  Condition and Results of Operations                                 9-14
                  -----------------------------------



Part II  OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K                                      15
         ------   --------------------------------


Signatures                                                                              16


Exhibit Index                                                                           17

                  Exhibit 27* - Financial data schedule
                  -----------

*Numbered in accordance with Item 601 of Regulation S-K.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                      March 31,   December 31,
                                                                        1999          1998
                                                                     ----------    ----------

ASSETS                                                               (Unaudited)

Current assets:
  Cash                                                               $       --    $       --
  Trade accounts receivable, net                                         39,197        37,536
  Inventories                                                            27,955        31,088
  Deferred income taxes                                                   4,368         4,148
  Prepaid expenses and other                                              4,598         4,572
                                                                     ----------    ----------
          Total current assets                                           76,118        77,344
                                                                     ----------    ----------

Property, plant and equipment, at cost:
  Land                                                                    1,541         1,541
  Building                                                                7,777         7,777
  Molds, tooling, and equipment                                          65,270        64,865
  Furniture and office equipment                                          7,193         7,022
  Assets under capital leases                                             4,718         4,714
  Leasehold improvements and other                                        4,058         3,718
                                                                     ----------    ----------
                                                                         90,557        89,637
          Less accumulated depreciation and amortization                (55,189)      (52,837)
                                                                     ----------    ----------
                                                                         35,368        36,800
                                                                     ----------    ----------

Tooling deposits                                                          5,500         2,770
Other                                                                       584           566
                                                                     ----------    ----------

          Total assets                                               $  117,570    $  117,480
                                                                     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                             $   21,550    $   18,647
  Accrued liabilities:
      Advertising and promotion                                           9,200         8,768
      Salaries, benefits and payroll taxes                                2,336         2,299
      Warranty and customer returns                                       8,500         8,100
      Income taxes                                                        2,281         1,930
      Other                                                               6,202         6,809
  Current portions of capital lease obligations and notes payable           566           551
                                                                     ----------    ----------
          Total current liabilities                                      50,635        47,104
                                                                     ----------    ----------

Revolving credit agreement                                                7,800        10,600
Capitalized lease obligations, less current portion                       2,739         2,833
Notes payable, less current portion                                       4,897         4,993
                                                                     ----------    ----------
       Total long-term debt                                              15,436        18,426
                                                                     ----------    ----------
Deferred income taxes                                                     4,967         5,227
                                                                     ----------    ----------
          Total liabilities                                              71,038        70,757
                                                                     ----------    ----------

Commitments and contingencies (Note 3)                                       --            --

Shareholders' equity:
  Common shares, at stated value                                            212           211
  Additional paid-in capital                                             42,264        42,115
  Retained earnings                                                      44,296        42,544
  Accumulated other comprehensive income                                     --            --
                                                                     ----------    ----------
                                                                         86,772        84,870
  Less treasury shares, at cost (6,302,900 and 5,726,400 shares at
     March 31, 1999, and December 31, 1998, respectively)               (40,240)      (38,147)
                                                                     ----------    ----------
          Total shareholders' equity                                     46,532        46,723
                                                                     ----------    ----------

          Total liabilities and shareholders' equity                 $  117,570    $  117,480
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three months ended
                                                           March 31,
                                                   -----------------------

                                                       1999         1998
                                                   ----------   ----------

Net sales                                          $   89,210   $   51,848

Cost of sales                                          67,194       40,350
                                                   ----------   ----------

    Gross margin                                       22,016       11,498

Advertising and promotion                              10,978        8,111
Other selling                                           1,952        1,953
General and administrative                              4,218        3,893
Engineering and product development                     1,488        1,185
                                                   ----------   ----------

    Income (loss) from operations                       3,380       (3,644)

Interest expense, net                                     285          288
Receivable securitization and other expense, net          269          237
                                                   ----------   ----------

    Income (loss) before income taxes                   2,826       (4,169)

Income tax expense (benefit)                            1,074       (1,626)
                                                   ----------   ----------

    Net Income (loss)                              $    1,752   $   (2,543)
                                                   ==========   ==========

BASIC
   Weighted average number of common shares
      outstanding (in thousands)                       19,241       22,322

   Earnings (loss) per share                       $      .09   $     (.11)

DILUTED
   Weighted average number of common shares
      and equivalents outstanding (in thousands)       19,283       22,322

   Earnings (loss) per share                       $      .09   $     (.11)

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                  Three months
                                                                  Ended March 31,
                                                                 ----------------
                                                                  1999        1998
                                                               --------    --------

Cash flows from operating activities:
   Net income (loss)                                           $  1,752    $ (2,543)
                                                               --------    --------
   Adjustments to reconcile net income (loss) to
      net cash from operating activities:
         Depreciation and amortization                            2,421       1,974
         Compensatory effect of stock options                      --            21
         Deferred income taxes                                     (480)       --
      (Increase) decrease in assets:
         Trade accounts receivable, net                          (1,661)     22,809
         Inventories                                              3,133      (3,225)
         Refundable and accrued income taxes                        351      (1,741)
         Prepaid expenses and other                                 (26)     (2,569)
         Other                                                      (87)      1,268
      Increase (decrease) in liabilities:
         Trade accounts payable                                   2,903     (14,528)
         Accrued advertising and promotion                          432      (3,107)
         Accrued salaries, benefits, and payroll taxes               37      (3,018)
         Accrued warranty and customer returns                      400        (400)
         Accrued other                                             (607)       (133)
                                                               --------    --------
                  Total adjustments                               6,816      (2,649)
                                                               --------    --------
            Net cash from operating activities                    8,568      (5,192)
                                                               --------    --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net       (920)     (1,364)
   Increase in tooling deposits                                  (2,730)       (238)
                                                               --------    --------
            Net cash from investing activities                   (3,650)     (1,602)
                                                               --------    --------

Cash flows from financing activities:
  (Payments) proceeds on bank debt                               (2,800)     11,060
   Payments on note payable                                         (90)       (109)
   Payments on capital lease obligations                            (85)        (55)
   Proceeds from exercise of stock options                          150        --
   Repurchase of common stock                                    (2,093)     (5,457)
                                                               --------    --------
            Net cash from financing activities                    (4,918)      5,439
                                                               --------    --------

Net decrease in cash                                               --        (1,355)
                                                               --------    --------

Cash at beginning of period                                        --         1,355
                                                               --------    --------

Cash at end of period                                          $   --      $   --
                                                               ========    ========

Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                    $    399    $    289
                                                               ========    ========

   Income taxes, net of refunds                                $  1,188    $    115
                                                               ========    ========


   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

       The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of March 31, 1999, and December 31, 1998, and the related statements of operations and cash flows as of, and for the interim periods ended, March 31, 1999 and 1998. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:  INVENTORIES

       Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method. Inventories at March 31, 1999, and December 31, 1998, consisted of the following:

                                        March 31,     December 31,
                                          1999           1998
                                      ------------   ------------
Finished goods                        $     14,117   $     16,648
Work in process and purchased parts         13,838         14,440
                                      ------------   ------------

                                      $     27,955   $     31,088
                                      ============   ============

NOTE 3:  COMMITMENTS AND CONTINGENCIES

 At March 31, 1999, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $16,100, including commitments for television advertising through December 31, 1999. Other contractual commitments for items in the normal course of business total approximately $4,800.

         ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4:  DEBT

     In April, 1998, the Company entered into a three-year collateralized revolving credit facility with availability of $45,000. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 1999. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 1999, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At March 31, 1999, the Company received approximately $16,100 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $275 and $209 for the three months ended March 31, 1999 and 1998, respectively, and have been classified as Receivable securitization and other expense, net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,180. The note is collateralized by the Company's assembly and distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5:  SHARE REPURCHASE PROGRAM

     In October 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. As of March 31, 1999, the Company has repurchased approximately 1,602 shares for an aggregate purchase price of $6,475 under this program. The program is scheduled to expire on December 31, 1999.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6:  EARNINGS (LOSS) PER SHARE

 The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, for the calculation of earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of common stock equivalents.

                                                        Three months ended March 31,
                                                        ----------------------------

                                                            1999            1998
                                                        ------------    ------------

Net income (loss)                                       $      1,752    $     (2,543)
                                                        ============    ============

BASIC:
   Common shares outstanding, net of treasury shares,
      beginning of quarter                                    19,622          22,911
   Weighted average common shares issued during
      quarter                                                      3            --
   Weighted average treasury shares repurchased
      during quarter                                            (384)           (589)
                                                        ------------    ------------

Weighted average common shares outstanding, net of
   treasury shares, end of quarter                            19,241          22,322
                                                        ============    ============

Net income (loss) per common share                      $        .09    $       (.11)
                                                        ============    ============

DILUTED:
   Common shares outstanding, net of treasury shares,
      beginning of quarter                                    19,622          22,911
   Weighted average common shares issued during
      quarter                                                      3            --
   Weighted average common share equivalents                      42            --
   Weighted average treasury shares repurchased
      during quarter                                            (384)           (589)
                                                        ------------    ------------

Weighted average treasury shares outstanding, net of
   treasury shares, end of quarter                            19,283          22,322
                                                        ============    ============

Net income (loss) per common share                      $        .09    $       (.11)
                                                        ============    ============

NOTE 7:  COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, in the first quarter of 1998. The implementation of SFAS No. 130 did not have a material impact on the Company's consolidated financial position or results of operations since the Company had no significant other comprehensive income.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS)
         -------------

RESULTS OF OPERATIONS
---------------------

     Net sales increased 72.1% for the first quarter ended March 31, 1999, compared with the same period in the prior year. The increase in the first quarter net sales was due primarily to higher shipments of the Company's line of upright vacuum cleaners, including the new Dirt Devil(R) Vision(TM) with bagless technology, which was introduced in the third quarter of 1998. Overall sales to the top 5 customers in the first three months of 1999 (all of which are major retailers) accounted for approximately 74.7% of net sales as compared with approximately 62.7% in the first three months of 1998. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Gross margin, as a percent of net sales, increased from 22.2% for the first quarter 1998 to 24.7% in the first quarter 1999. The gross margin percentage was positively affected in 1999 primarily by lower returns as a percent of sales and manufacturing variances as a percent of sales.

     Advertising and promotion expenses for the first quarter 1999 were $10,978, an increase of 35.3% from the first quarter 1998. The increase in advertising and promotion expenses was due primarily to increases in cooperative advertising and media spending for the Dirt Devil(R) Vision(TM). The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter and during new product and promotional campaign introductions.

     Other selling expenses for the first quarter 1999 were $1,952, comparable with the first quarter 1998. The principal components are internal sales and marketing personnel costs.

     General and administrative expenses for the first quarter 1999 were $4,218, an increase of 8.3% from the first quarter 1998. General and administrative expenses decreased as a percentage of net sales from 7.5% to 4.7%. The principal components are compensation (including benefits), insurance, provision for doubtful accounts, travel and professional services. The dollar increase in the first quarter 1999 was primarily due to an increase in provision for doubtful accounts related to one customer which filed for bankruptcy protection under Chapter 11 during the quarter.

     Engineering and product development expenses for the first quarter 1999 were $1,488, an increase of 25.6% from the first quarter 1998, as the Company continues its new product innovation efforts. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The increase in the first quarter 1999 was primarily due to costs associated with more new product introductions in 1999 and the timing of those introductions.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS)
         -------------

RESULTS OF OPERATIONS (CONTINUED)
---------------------

     Interest expense for the first quarter 1999 was $285, comparable with the first quarter 1998.

     Receivable securitization and other expense, net principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

     Due to the factors discussed above, the Company had income of $2,826 before income taxes for the first quarter 1999 compared to a loss of $4,169 before income taxes for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has used cash generated from operations to fund its working capital needs, capital expenditures and share repurchases. Working capital was $25,483 at March 31, 1999, a decrease of 15.7% over the December 31, 1998 level. Current assets decreased by $1,226 reflecting a reduction in inventories of $3,133 which was partially offset by a $1,661 increase in trade accounts receivable. Current liabilities increased by $3,531 principally reflecting a $2,903 increase in trade payables, a $432 increase in accrued advertising and promotion, and a $400 increase in accrued warranty and customer returns.

     In the first three months of 1999, the Company utilized $3,650 of cash for capital purchases, including approximately $2,000 of tooling related to the new Dirt Devil(R) Easy Steamer(TM), the Dirt Devil(R) Vision(TM) with sensor and Dirt Devil(R) Vision(TM).

     In April, 1998, the Company entered into a three-year collateralized revolving credit facility with availability of $45,000. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 1999. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 1999, was $25,000. The maximum amount of receivables that can be sold is seasonally adjusted. At March 31, 1999, the Company received approximately $16,100 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $275 and $209 for the three months ended March 31, 1999 and 1998, respectively, and have been classified as Receivable securitization and other expense, net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS)
         -------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

     In October 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. As of March 31, 1999, the Company has repurchased approximately 1,602 shares for an aggregate purchase price of $6,475 under this program. The program is scheduled to expire on December 31, 1999.

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

                                            Three Months Ended
                        ----------------------------------------------------------------

                         March 31,     Dec. 31,    Sept. 30,    June 30,       March 31,
                           1999         1998         1998         1998          1998
                        ----------   ----------   ----------   ----------    -----------
                              (Dollars in thousands, except per share amounts)

Net Sales               $   89,210   $  106,006   $   73,607   $   51,259    $   51,848
Gross margin                22,016       30,950       19,258       12,153        11,498
Net income (loss)            1,752        5,134        2,169       (2,234)       (2,543)
Net income (loss) per
 common share (a)(b)    $      .09   $      .26   $      .10   $     (.10)   $     (.11)


(a) The sum of 1998 quarterly net income per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding due to share repurchases.

(b) Earnings (loss) per share is calculated based on the diluted method explained in Note 6 to the Consolidated Financial Statements.

     The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac, Dirt Devil(R) Broom Vac(TM) and Dirt Devil(R) Mop Vac(R), are given as gifts and therefore, sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions causes quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (CONTINUED) (DOLLARS IN THOUSANDS)
         -------------

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

     The Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software, in the first quarter of 1999. The impact of implementing SOP 98-1 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

     The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, in the fourth quarter of 1998. Interim disclosures are not required as this Company consists of only one segment.

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (CONTINUED) (DOLLARS IN THOUSANDS)
         -------------

YEAR 2000 COMPLIANCE (CONTINUED)
--------------------

     Year 2000 problems could affect many of the Company's production, distribution, financial, administrative and communication operations, as well as the processing of customer orders. The Company's internal business system was modified to be Year 2000 compliant in the third quarter of 1998. Testing and verification of the system will be performed throughout 1999. The Company has completed its inventory of embedded systems and is currently in the assessment and remediation phases for this critical area. In addition, the Company has asked vendors, service suppliers, communications providers and banks to verify their Year 2000 readiness; their system failures could have a significant impact on the Company's operations. Action is being taken based on individual responses.

     External and internal costs directly associated with modifying internal use software for Year 2000 compliance are expensed as incurred. As of March 31, 1999, the costs incurred for this project were primarily attributable to internal personnel costs and consulting fees which were estimated at $120. The remaining costs to fix the Year 2000 problems are estimated at approximately $250, which will be incurred in 1999. These costs do not include normal system replacements and upgrades. The Company does not expect Year 2000 compliance costs to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

     The Company is uncertain of the above expectations. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in the Company's critical operations or if the Company is affected by the inability of suppliers or major customers (such as one of our top 5 customers) to continue operations due to such a problem, the Company's consolidated financial position, results of operations, or cash flows, could be materially impacted.

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (CONTINUED) (DOLLARS IN THOUSANDS)
         -------------

FORWARD LOOKING STATEMENTS
--------------------------

     Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry; the cost and effectiveness of planned advertising, marketing and promotional campaigns, the success at retail and the acceptance by consumers of the Company's new products, including the Company's line of Dirt Devil(R) Vision uprights with bagless technology and the Dirt Devil Easy
Steamer which will be introduced in the second quarter 1999, the dependence upon the Company's ability to continue to successfully develop and introduce innovative products and unforeseen technological issues associated with the Year 2000 compliance efforts.

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


                              Royal Appliance Mfg. Co.
                              ----------------------------------------------------------------
                              (Registrant)






                              /s/  Michael J. Merriman
                              ----------------------------------------------------------------
                              Michael J. Merriman
                              Chief Executive Officer, President and Director
                              (Principal Executive Officer)






Date:   May 10, 1999          /s/  Richard G. Vasek
       -------------          ----------------------------------------------------------------
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