Form 10-Q
period 1999-06-30
ROYAL APPLIANCE MANUFACTURING CO
filed 1999-08-09
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended JUNE 30, 1999


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __ to __.

     Commission file number 0-19431
                            -------



                            ROYAL APPLIANCE MFG. CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 OHIO                               34-1350353
--------------------------------------------------------------------------------
   (State or other jurisdiction of    (I.R.S. Employer Identification Number)
   incorporation or organization)



    650 ALPHA DRIVE, CLEVELAND, OHIO                   44143
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)              Zip Code



                                 (440) 449-6150
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


  Common Shares, without par value                  18,130,752
  ---------------------------------    --------------------------------------
            (Class)                        (Outstanding at August 6, 1999)


The Exhibit index appears on sequential page 16.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
Part I               FINANCIAL INFORMATION

           Item 1    Financial Statements
           ------    --------------------
                     Consolidated Balance Sheets -
                         June 30, 1999 and December 31, 1998                                              3

                     Consolidated Statements of Operations -
                         three months and six months ended June 30, 1999 and 1998                         4

                     Consolidated Statements of Cash Flows -
                         six months ended June 30, 1999 and 1998                                          5

                     Notes to Consolidated Financial Statements                                         6 - 8

           Item 2    Management's Discussion and Analysis of Financial
           ------    -------------------------------------------------
                     Condition and Results of Operations                                                9 - 13
                     -----------------------------------

Part II              OTHER INFORMATION

           Item 4    Submission of Matters to a Vote of Security Holders                                  14
           ------    ---------------------------------------------------

           Item 6    Exhibits and Reports on Form 8-K                                                     14
           ------    --------------------------------

Signatures                                                                                                15

Exhibit Index                                                                                             16
                     Exhibit 27* - financial data schedule

                     *Numbered in accordance with Item 601 of Regulation S-K

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                     June 30,  December 31,
                                                                       1999        1998
                                                                     ---------    ---------
                                                                    (Unaudited)
ASSETS
Current assets:
   Cash                                                              $     744    $    --
   Trade accounts receivable, net                                       29,836       37,536
   Inventories                                                          37,752       31,088
   Deferred income taxes                                                 4,393        4,148
   Prepaid expenses and other                                            5,253        4,572
                                                                     ---------    ---------
           Total current assets                                         77,978       77,344
                                                                     ---------    ---------

Property, plant and equipment, at cost:
   Land                                                                  1,541        1,541
   Building                                                              7,777        7,777
   Molds, tooling, and equipment                                        69,651       64,865
   Furniture and office equipment                                        6,737        7,022
   Assets under capital leases                                           4,688        4,714
   Leasehold improvements and other                                      4,420        3,718
                                                                     ---------    ---------
                                                                        94,814       89,637
           Less accumulated depreciation and amortization              (54,947)     (52,837)
                                                                     ---------    ---------
                                                                        39,867       36,800
                                                                     ---------    ---------

Tooling deposits                                                         4,398        2,770
Other                                                                      579          566
                                                                     ---------    ---------
           Total assets                                              $ 122,822    $ 117,480
                                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                            $  19,011    $  18,647
   Accrued liabilities:
      Advertising and promotion                                          7,060        8,768
      Salaries, benefits, and payroll taxes                              4,198        2,299
      Warranty and customer returns                                      8,600        8,100
      Income taxes                                                       1,558        1,930
      Other                                                              6,032        6,809
   Current portions of capital lease obligations and notes payable         582          551
                                                                     ---------    ---------
           Total current liabilities                                    47,041       47,104
                                                                     ---------    ---------

   Revolving credit agreement                                           13,400       10,600
   Capitalized lease obligations, less current portion                   2,671        2,833
   Notes payable, less current portions                                  4,822        4,993
                                                                     ---------    ---------
           Total long-term debt                                         20,893       18,426
                                                                     ---------    ---------
   Deferred income taxes                                                 5,320        5,227
                                                                     ---------    ---------
           Total liabilities                                            73,254       70,757
                                                                     ---------    ---------

   Commitments and contingencies (Note 3)                                 --           --

Shareholders' equity:
   Common shares, at stated value                                          212          211
   Additional paid-in capital                                           42,437       42,115
   Retained earnings                                                    47,159       42,544
   Accumulated other comprehensive income                                 --           --
                                                                     ---------    ---------
                                                                        89,808       84,870

   Less treasury shares, at cost (6,302,900 and 5,726,400 shares
     at June 30, 1999 and December 31 1998, respectively)              (40,240)     (38,147)
                                                                     ---------    ---------
           Total shareholders' equity                                   49,568       46,723
                                                                     ---------    ---------

           Total liabilities and shareholders' equity                $ 122,822    $ 117,480
                                                                     =========    =========

   The accompanying notes are an integral part of these financial statements.

Part I -  FINANCIAL INFORMATION
          Item 1 - FINANCIAL STATEMENTS
          ------   --------------------

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                       ---------------------    ---------------------
                                          1999        1998         1999        1998
                                       ---------   ---------    ---------   ---------

Net sales                              $  80,488   $  51,259    $ 169,698   $ 103,107

Cost of sales                             59,664      39,106      126,858      79,456
                                       ---------   ---------    ---------   ---------

   Gross margin                           20,824      12,153       42,840      23,651

Advertising and promotion                  8,072       9,245       19,050      17,356
Other selling                              2,172       1,940        4,124       3,893
General and administrative                 3,892       3,028        8,110       6,921
Engineering and product development        1,539         871        3,027       2,056
                                       ---------   ---------    ---------   ---------

   Income (loss) from operations           5,149      (2,931)       8,529      (6,575)

Interest expense, net                        183         411          468         699
Receivable securitization and other
   expense, net                              357         292          626         529
                                       ---------   ---------    ---------   ---------

Income (loss) before income taxes          4,609      (3,634)       7,435      (7,803)

Income tax expense (benefit)               1,746      (1,400)       2,820      (3,026)
                                       ---------   ---------    ---------   ---------

   Net income (loss)                   $   2,863   $  (2,234)   $   4,615   $  (4,777)
                                       =========   =========    =========   =========

BASIC
Weighted average number of common
  shares outstanding (in thousands)       19,098      22,028       19,170      22,175

Earnings (loss) per share              $     .15   $    (.10)   $     .24   $    (.22)

DILUTED
Weighted average number of common
  shares and equivalents outstanding
  (in thousands)                          19,353      22,028       19,300      22,175

Earnings (loss) per share              $     .15   $    (.10)   $     .24   $    (.22)

    The accompanying notes are an integral part of these financial statements

Part I - FINANCIAL INFORMATION
         Item 1 - FINANCIAL STATEMENTS
         ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                            Six Months
                                                                           Ended June 30,
                                                                       --------------------

                                                                         1999        1998
                                                                       --------    --------
Cash flows from operating activities:
   Net income (loss)                                                   $  4,615    $ (4,777)
                                                                       --------    --------
   Adjustments to reconcile net income (loss) to
        net cash from operating activities:
      Depreciation and amortization                                       5,116       4,077
      Compensatory effect of stock options                                 --            42
      Loss on disposal of tooling and equipment                              71          32
      Deferred income taxes                                                (152)       --
      (Increase) decrease in assets:
         Trade accounts receivable, net                                   7,700      23,744
         Inventories                                                     (6,664)     (6,231)
         Refundable and accrued income taxes                               (372)     (3,187)
         Prepaid expenses and other                                        (681)       (656)
         Other                                                             (136)       (963)
      Increase (decrease) in liabilities:
         Trade accounts payable                                             364     (15,630)
         Accrued advertising and promotion                               (1,708)     (3,417)
         Accrued salaries, benefits, and payroll taxes                    1,899      (2,873)
         Accrued warranty and customer returns                              500        (600)
         Accrued other                                                     (777)         54
                                                                       --------    --------
              Total adjustments                                           5,160      (5,608)
                                                                       --------    --------
            Net cash from operating activities                            9,775     (10,385)
                                                                       --------    --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net             (8,131)     (1,807)
   Increase in tooling deposits                                          (1,628)     (2,101)
                                                                       --------    --------
           Net cash from investing activities                            (9,759)     (3,908)
                                                                       --------    --------

Cash flows from financing activities:
   Proceeds on bank debt, net                                             2,800      18,727
   Payments on note payable                                                (159)       (221)
   Payments on capital lease obligations                                   (143)       (111)
   Proceeds from exercise of stock options                                  323        --
   Repurchase of common stock                                            (2,093)     (5,457)
                                                                       --------    --------
           Net cash from financing activities                               728      12,938
                                                                       --------    --------

Net increase (decrease) in cash                                             744      (1,355)
                                                                       --------    --------

Cash at beginning of period                                                --         1,355
                                                                       --------    --------

Cash at end of period                                                  $    744    $   --
                                                                       ========    ========

Supplemental disclosure of cash flow information:
   Cash payments for:
   Interest                                                            $    606    $    768
                                                                       ========    ========

   Income taxes, net of refunds                                        $  3,330    $    161
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1:  BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of June 30, 1999 and December 31, 1998, and the related statements of operations and cash flows as of, and for the interim periods ended, June 30, 1999 and 1998. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method. Inventories at June 30, 1999, and December 31, 1998, consisted of the following

                                                   June 30,                December 31,
                                                     1999                      1998
                                                     ----                      ----

Finished goods                                     $21,311                    $16,648

Work in process and purchased parts                 16,441                     14,440
                                                   -------                    -------
  Inventories at FIFO cost                         $37,752                    $31,088
                                                   =======                    =======

NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At June 30, 1999, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $13,700, including commitments for television advertising through December 31, 1999. Other contractual commitments for items in the normal course of business total approximately $2,700.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 4:  DEBT

       The Company's collateralized revolving credit facility with availability of $45,000 has a maturity date of April 1, 2002. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 1999. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 1999, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At June 30, 1999, the Company received approximately $13,200 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $565 and $415 for the six months ended June 30, 1999 and 1998, respectively, and have been classified as Receivable securitization and other expense, net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,111. The note is collateralized by the Company's assembly and distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5:  SHARE REPURCHASE PROGRAM

       In October 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. As of August 6, 1999, the Company has repurchased approximately 2,612 shares for an aggregate purchase price of $12,667 under this program. The program is scheduled to expire on December 31, 1999.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (In Thousands, except per share amounts)


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

                                                  Three months ended      Six months ended
                                                       June 30                 June 30
                                                 -------------------    --------------------
                                                   1999       1998        1999        1998
                                                 --------   --------    --------    --------

Net income (loss)                                $  2,863   $ (2,234)   $  4,615    $ (4,777)
                                                 ========   ========    ========    ========

BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                  19,095     22,028      19,622      22,911
  Weighted average common shares issued
      during period                                     3       --            28        --
  Weighted average treasury shares repurchased
      during period                                  --         --          (480)       (736)
                                                 --------   --------    --------    --------

Weighted average common shares outstanding,
      net of treasury shares, end of period        19,098     22,028      19,170      22,175
                                                 ========   ========    ========    ========

Net income (loss) per common share               $   0.15   $  (0.10)   $   0.24    $  (0.22)
                                                 ========   ========    ========    ========

DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                  19,095     22,028      19,622      22,911
  Weighted average common shares issued
      during period                                     3       --            28        --
  Weighted average common share equivalents           255       --           130        --
  Weighted average treasury shares repurchased
      during period                                  --         --          (480)       (736)
                                                 --------   --------    --------    --------

Weighted average common shares outstanding,
      net of treasury shares, end of period        19,353     22,028      19,300      22,175
                                                 ========   ========    ========    ========

Net income (loss) per common share               $   0.15   $  (0.10)   $   0.24    $  (0.22)
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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS)
         -------------

RESULTS OF OPERATIONS
---------------------

       Net sales increased 57.0% for the second quarter and increased 64.6% for the six-month period ended June 30, 1999, compared with the same periods in the prior year. The increase in the second quarter net sales and net sales for the six months ended June 30, 1999, was due primarily to higher shipments of the Company's line of upright vacuum cleaners, including the Dirt Devil(R) Vision(TM) with bagless technology. Overall sales to the top 5 customers (all of which are major retailers) increased in the first six months of 1999. Sales to the top 5 customers accounted for approximately 71.4% of net sales in the first six months of 1999 as compared with approximately 61.6% in the first six months of 1998. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, increased from 23.7% for the second quarter 1998 to 25.9% in the second quarter 1999 and from 22.9% in the first six months of 1998 to 25.2% in the first six months of 1999. The gross margin percentage was positively affected in 1999 primarily by lower returns as a percent of sales and lower manufacturing variances as a percent of sales.

       Advertising and promotion expenses decreased 12.7% for the second quarter 1999 and increased 9.8% for the six month period ended June 30, 1999 compared with the same periods in 1998. The decrease in advertising and promotion expenses for the quarter was due primarily to decreases in media spending. The increase for the six-month period was due primarily to increases in cooperative advertising and media spending for the Dirt Devil(R) Vision(TM). The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

       Other selling expenses increased 12.0% for the second quarter 1999 and increased 5.9% for the six month period ended June 30, 1999 compared with the same periods in 1998. The increase is primarily due to internal sales and marketing personnel compensation, which are the largest components of other selling expenses. Other selling expenses decreased as a percentage of sales for the second quarter 1999 from 3.8% to 2.7% and for the six month period ended June 30, 1999, from 3.8% to 2.4%, compared with the same periods in 1998.

       General and administrative expenses increased 28.5% for the second quarter 1999 and increased 17.2% for the six-month period ended June 30, 1999, compared with the same periods in 1998. General and administrative expenses decreased as a percentage of net sales for the second quarter 1999 from 5.9% to 4.8% and for the six month period ended June 30, 1999, from 6.7% to 4.8%, compared with the same periods in 1998. The principal components are compensation (including benefits), insurance, provision for doubtful accounts, travel and professional services. The dollar increases in the second quarter and six-month period ended June 30, 1999, were primarily due to increases in employee related benefit expenses and professional services. Also impacting the six-month period ended June 30, 1999 was an increase in provision for doubtful accounts related to one customer which filed for bankruptcy protection under Chapter 11 during the first quarter.

       Engineering and product development expenses increased 76.7% for the second quarter 1999 and increased 47.2% for the six-month period ended June 30, 1999. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The increase in the first six months of 1999 was primarily due to costs associated with more new product introductions in 1999 and the timing of those introductions.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (DOLLARS IN  THOUSANDS) (CONTINUED)
        -------------

RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
--------------------------------------------------------------

       Interest expense decreased 55.5% for the second quarter 1999 and decreased 33.0% for the six-month period ended June 30, 1999, compared with the same periods in 1998. The decrease in interest expense is the result of lower levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases.

       Receivable securitization and other expense, net principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

       Due to the factors discussed above, the Company had income before income taxes for the second quarter and six months ended June 30, 1999, of $4,609 and $7,435, respectively, as compared to a loss before income taxes for the second quarter and six months ended June 30, 1998, of $3,634 and $7,803, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used cash generated from operations to fund its working capital needs, capital expenditures, and share repurchases. Working capital was $30,937 at June 30, 1999, an increase of 2.3% over December 31, 1998. Current assets increased by $634 reflecting a $7,700 reduction of trade accounts receivable partially offset by an increase in cash of $744, an increase in inventory of $6,664, an increase in deferred and refundable income taxes of $245 and an increase in prepaid expenses and other of $681. Current liabilities were comparable at June 30, 1999, compared to December 31, 1998.

       In the first six months of 1999, the Company utilized $9,759 of cash for capital purchases, including approximately $6,200 of tooling related to the new Dirt Devil(R) Easy Steamer(TM), the Dirt Devil(R) Vision(TM) with Sensor, the Dirt Devil(R) Power Lite(TM), the Dirt Devil(R) Vision(TM) and the Dirt Devil(R) Swivel Glide(TM).

       The Company's collateralized revolving credit facility with availability of $45,000 has a maturity date of April 1, 2002. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 1999. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 1999, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At June 30, 1999, the Company received approximately $13,200 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $565 and $415 for the six months ended June 30, 1999 and 1998, respectively, and have been classified as Receivable securitization and other expense, net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (DOLLARS IN  THOUSANDS) (CONTINUED)
        -------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

       In October 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. As of August 6, 1999, the Company has repurchased approximately 2,612 shares for an aggregate purchase price of $12,667 under this program. The program is scheduled to expire on December 31, 1999.

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


                                                                    Three Months Ended
                                  --------------------------------------------------------------------------------------------
                                    June 30,       March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                      1999            1999            1998            1998            1998             1998
                                   ---------      ----------       ----------     -----------      ---------       ----------
                                                     (Dollars in thousands, except per share amounts)

Net sales                            $80,488         $89,210        $106,006         $73,607          $51,259         $51,848

Gross margin                          20,824          22,016          30,950          19,258           12,153          11,498

Net income (loss)                      2,863           1,752           5,134           2,169          (2,234)         (2,543)

Net income (loss) per                   $.15            $.09            $.26            $.10           $(.10)          $(.11)
  common share (a) (b)

(a) The sum of 1998 quarterly net income per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding due to share repurchases.

(b) Earnings (loss) per share is calculated based on the diluted method explained in Note 6 to the Consolidated Financial Statements.

         The Company's business is highly seasonal. The Company believes that a significant percentage of certain of its products, particularly the Dirt Devil(R) Hand Vac, Dirt Devil(R) Broom Vac(R), and Dirt Devil(R) Mop Vac(TM) are given as gifts and therefore, sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
        -------------

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

ACCOUNTING STANDARDS
--------------------

         The Company will be required to implement Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The Company expects the implementation of SFAS No. 133 will not have a material impact on its consolidated financial position, results of operations, or cash flows.

         The Company adopted Statement of Position ("SOP') 98-1, Accounting for the Costs of Computer Software, in the first quarter of 1999. The impact of implementing SOP 98-1 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
-------------

YEAR 2000 COMPLIANCE (CONTINUED)
--------------------

         External and internal costs directly associated with modifying internal use software for Year 2000 compliance are expensed as incurred. As of June 30, 1999, the costs incurred for this project were primarily attributable to internal personnel costs and consulting fees which were estimated at $160. The remaining costs to fix the Year 2000 problems are estimated at approximately $200, which will be incurred in 1999. These costs do not include normal system replacements and upgrades. The Company does not expect Year 2000 compliance costs to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

       Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. The Company is in the process of developing formal contingency plans that it believes will address mission critical activities as determined by management in the event the Year 2000 project is not completed in a timely manner. These contingency plans will be completed by September 30, 1999.

FORWARD-LOOKING STATEMENTS
--------------------------

       Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing environment within the vacuum cleaner segment of the floor care industry; the continued use of private label programs by the Company's major mass retail customers; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the acceptance by consumers of the Company's new products, including the Company's line of Dirt Devil(R) Vision uprights with bagless technology and the Dirt Devil(R) Easy Steamer(TM); the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; the uncertainty of the Company's foreign suppliers to continue to supply finished goods and component parts; and unforeseen technological issues associated with the Year 2000 compliance efforts.

PART II - OTHER INFORMATION

       ITEM 4 -   Submission of Matters to a Vote of Security Holders
       ------     ---------------------------------------------------

                  (a) The Company's annual meeting of shareholders was held
                      April 27, 1999.

                  (b) At the annual meeting, the Company's shareholders elected
                      Messrs. E. Patrick Nalley, Joseph B. Richey II, and R. Louis Schneeberger, as Class II Directors for a two-year term which expires at the annual shareholders meeting in 2001.

                      The term of office of Messrs. Jack Kahl Jr., Michael J. Merriman, and John P. Rochon, the Class I Directors, continued after the 1999 meeting; such term expires at the annual shareholders meeting in 2000.

                  (c) At the annual meeting, the Company's shareholders ratified the appointment of PricewaterhouseCoopers L.L.P. as auditors of the Company for 1999. The holders of 16,497,791 common shares voted to ratify the appointment, the holders of 53,444 common shares voted against the ratification, and the holders of 30,521 common shares abstained.

                      The following tabulation represents voting for the Class II Directors

                      NAME                           FOR                        WITHHELD AUTHORITY
                      ----                           ---                        ------------------
                      Mr. Nalley                  16,422,690                         159,066
                      Mr. Richey                  16,441,708                         140,048
                      Mr. Schneeberger            16,442,488                         139,268

                  (d)  Not applicable

       ITEM 6 -   Exhibits and Reports on Form 8-K
       ------     --------------------------------

                  Forms 8-K - None

                  The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

                  Exhibit 4 (d) -  Amendment No. 1 to Credit Agreement
                                   dated as of May 1, 1998, by and among the Registrant and various banks including National City Bank as administrative agent

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



                                 Royal Appliance Mfg. Co.
                                 --------------------------------------------

(Registrant)





                                 /s/ Michael J. Merriman
                                 --------------------------------------------
                                 Michael J. Merriman
                                 Chief Executive Officer, President and Director (Principal Executive Officer)







Date:  August 6, 1999               /s/ Richard G. Vasek
       --------------               --------------------------------------------
                                    Richard G. Vasek
                                    Chief Financial Officer, Vice President -
                                    Finance and Secretary (Principal Financial
                                    Officer)

                                INDEX TO EXHIBITS


                                                                                                              PAGE NUMBER
                                                                                                              -----------

Exhibit 4(d) -    Amendment No. 1 to Credit Agreement dated as of May 1, 1998, by and                          17 - 22
                  among the Registrant and various banks including National City Bank as administrative agent

Exhibit 27 -      Financial data schedule (EDGAR filing only)