Form 10-Q
period 1999-09-30
ROYAL APPLIANCE MANUFACTURING CO
filed 1999-11-08
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from________to________.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


   Common Shares, without par value                  17,270,052
   --------------------------------       ---------------------------------
                (Class)                   (Outstanding at November 5, 1999)


The Exhibit index appears on sequential page 16.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX



                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
Part I                FINANCIAL INFORMATION

             Item 1   Financial Statements
             ------   --------------------
                      Consolidated Balance Sheets -
                          September 30, 1999 and December 31, 1998                                  3

                      Consolidated Statements of Operations -
                          three months and nine months ended September 30, 1999 and 1998            4

                      Consolidated Statements of Cash Flows -
                          nine months ended September 30, 1999 and 1998                             5

                      Notes to Consolidated Financial Statements                                  6 - 8

             Item 2   Management's Discussion and Analysis of Financial
             ------   -------------------------------------------------
                      Condition and Results of Operations                                        9 - 13
                      -----------------------------------

Part II               OTHER INFORMATION

             Item 6   Exhibits and Reports on Form 8-K                                             14
             ------   --------------------------------

Signatures                                                                                         15

Exhibit Index                                                                                      16


                      EXHIBIT 27* - FINANCIAL DATA SCHEDULE

                      *Numbered in accordance with Item 601 of Regulation S-K

Part I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                                      September 30,   December 31,
                                                                          1999            1998
                                                                      -------------   ------------
ASSETS                                                                (Unaudited)
Current assets:
   Cash                                                                $     334      $       -
   Trade accounts receivable, net                                         42,965         37,536
   Inventories                                                            47,309         31,088
   Deferred income taxes                                                   4,855          4,148
   Prepaid expenses and other                                              2,586          4,572
                                                                       ---------      ---------
           Total current assets                                           98,049         77,344
                                                                       ---------      ---------

Property, plant and equipment, at cost:
   Land                                                                    1,541          1,541
   Building                                                                7,777          7,777
   Molds, tooling, and equipment                                          72,917         64,865
   Furniture and office equipment                                          7,183          7,022
   Assets under capital leases                                             4,695          4,714
   Leasehold improvements and other                                        4,606          3,718
                                                                       ---------      ---------
                                                                          98,719         89,637
           Less accumulated depreciation and amortization                (58,304)       (52,837)
                                                                       ---------      ---------
                                                                          40,415         36,800
                                                                       ---------      ---------

Tooling deposits                                                           4,332          2,770
Other                                                                        616            566
                                                                       ---------      ---------
           Total assets                                                $ 143,412      $ 117,480
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $  31,239      $  18,647
   Accrued liabilities:
      Advertising and promotion                                            9,893          8,768
      Salaries, benefits, and payroll taxes                                7,097          2,299
      Warranty and customer returns                                        8,950          8,100
      Income taxes                                                         2,177          1,930
      Other                                                                3,706          6,809
   Current portions of capital lease obligations and notes payable           599            551
                                                                       ---------      ---------
           Total current liabilities                                      63,661         47,104
                                                                       ---------      ---------

   Revolving credit agreement                                             20,700         10,600
   Capitalized lease obligations, less current portion                     2,589          2,833
   Notes payable, less current portions                                    4,746          4,993
                                                                       ---------      ---------
           Total long-term debt                                           28,035         18,426
                                                                       ---------      ---------
   Deferred income taxes                                                   5,626          5,227
                                                                       ---------      ---------
           Total liabilities                                              97,322         70,757
                                                                       ---------      ---------

   Commitments and contingencies (Note 3)                                      -              -

Shareholders' equity:
   Common shares, at stated value                                            212            211
   Additional paid-in capital                                             42,495         42,115
   Retained earnings                                                      51,566         42,544
   Accumulated other comprehensive income                                      -              -
                                                                       ---------      ---------
                                                                          94,273         84,870

   Less treasury shares, at cost (7,612,800 and 5,726,400 shares
     at September 30, 1999 and December 31 1998, respectively)           (48,183)       (38,147)
                                                                       ---------      ---------
           Total shareholders' equity                                     46,090         46,723
                                                                       ---------      ---------

           Total liabilities and shareholders' equity                  $ 143,412      $ 117,480
                                                                       =========      =========



   The accompanying notes are an integral part of these financial statements.

Part I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                -----------------------      -----------------------

                                                   1999         1998           1999           1998
                                                ---------     ---------      ---------     ---------
Net sales                                       $ 106,520     $  73,607      $ 276,218     $ 176,714

Cost of sales                                      81,364        54,349        208,222       133,805
                                                ---------     ---------      ---------     ---------

   Gross margin                                    25,156        19,258         67,996        42,909

Advertising and promotion                           8,827        10,266         27,877        27,622
Other selling                                       2,587         1,999          6,711         5,892
General and administrative                          4,444         2,804         12,554         9,725
Engineering and product development                 1,646         1,087          4,673         3,143
                                                ---------     ---------      ---------     ---------

   Income (loss) from operations                    7,652         3,102         16,181        (3,473)

Interest expense, net                                 418           522            886         1,221
Receivable securitization and other expense
   (income), net                                      322          (975)           948          (446)
                                                ---------     ---------      ---------     ---------

Income (loss) before income taxes                   6,912         3,555         14,347        (4,248)

Income tax expense (benefit)                        2,505         1,386          5,325        (1,640)
                                                ---------     ---------      ---------     ---------

   Net income (loss)                            $   4,407     $   2,169      $   9,022     $  (2,608)
                                                =========     =========      =========     =========

BASIC
Weighted average number of common
  shares outstanding (in thousands)                18,067        21,270         18,794        21,874

Earnings (loss) per share                       $     .24     $     .10      $     .48     $    (.12)

DILUTED
Weighted average number of common
  shares and equivalents outstanding
  (in thousands)                                   18,425        21,431         18,992        21,874

Earnings (loss) per share                       $     .24     $     .10      $     .48     $    (.12)


   The accompanying notes are an integral part of these financial statements

Part I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS
         ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                            Nine Months
                                                                        Ended September 30,
                                                                       ----------------------

                                                                         1999          1998
                                                                       --------      --------
Cash flows from operating activities:
   Net income (loss)                                                   $  9,022      $ (2,608)
                                                                       --------      --------
   Adjustments to reconcile net income (loss) to
        net cash from operating activities:
         Depreciation and amortization                                    8,650         6,629
         Compensatory effect of stock options                                 -            61
         Loss (gain) on sale of property, plant and equipment, net           85        (1,316)
      (Increase) decrease in assets:
         Trade accounts receivable, net                                  (5,429)        9,862
         Inventories                                                    (16,221)        1,382
         Refundable and accrued income taxes                                (61)       (1,802)
         Prepaid expenses and other                                       1,986          (416)
         Other                                                             (222)         (847)
      Increase (decrease) in liabilities:
         Trade accounts payable                                          12,592        (4,984)
         Accrued advertising and promotion                                1,125        (2,713)
         Accrued salaries, benefits, and payroll taxes                    4,798        (2,406)
         Accrued warranty and customer returns                              850          (700)
         Accrued other                                                   (3,103)         (500)
                                                                       --------      --------
              Total adjustments                                           5,050         2,250
                                                                       --------      --------
            Net cash from operating activities                           14,072          (358)
                                                                       --------      --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net            (12,178)       (6,357)
   Increase in tooling deposits                                          (1,562)         (574)
   Proceeds from sale of plant and equipment, net                             -         6,986
                                                                       --------      --------
           Net cash from investing activities                           (13,740)           55
                                                                       --------      --------

Cash flows from financing activities:
   Proceeds on bank debt, net                                            10,100        14,027
   Payments on note payable                                                (230)       (4,214)
   Payments on capital lease obligations                                   (213)         (171)
   Proceeds from exercise of stock options                                  381           150
   Repurchase of common stock                                           (10,036)      (10,843)
                                                                       --------      --------
           Net cash from financing activities                                 2        (1,051)
                                                                       --------      --------

Effect of exchange rate changes on cash                                       -            (1)
                                                                       --------      --------

Net increase (decrease) in cash                                             334        (1,355)
                                                                       --------      --------

Cash at beginning of period                                                   -         1,355
                                                                       --------      --------

Cash at end of period                                                  $    334      $      -
                                                                       ========      ========

Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                            $  1,007      $  1,293
                                                                       ========      ========

   Income taxes, net of refunds                                        $  5,379      $    162
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1: BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of September 30, 1999 and December 31, 1998, and the related statements of operations and cash flows as of, and for the interim periods ended, September 30, 1999 and 1998. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2: INVENTORIES

         Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method. Inventories at September 30, 1999, and December 31, 1998, consisted of the following

                                              September 30,   December 31,
                                                  1999           1998
                                                  ----           ----

        Finished goods                          $27,361        $16,648

        Work in process and purchased parts      19,948         14,440
                                                -------        -------
                                                $47,309        $31,088
                                                =======        =======

NOTE 3: COMMITMENTS AND CONTINGENCIES

       At September 30, 1999, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $20,690, including commitments for television advertising through December 31, 2000. Other contractual commitments for items in the normal course of business total approximately $2,700.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 4: DEBT

       The Company's collateralized revolving credit facility with availability of $45,000 has a maturity date of April 1, 2002. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 1999. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 1999, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At September 30, 1999, the Company received approximately $23,600 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $859 and $611 for the nine months ended September 30, 1999 and 1998, respectively, and have been classified as Receivable securitization and other expense (income), net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $5,040. The note is collateralized by the Company's assembly and distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5: SHARE REPURCHASE PROGRAM

       In October 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. As of November 5, 1999, the Company has repurchased approximately 3,488 shares for an aggregate purchase price of $17,850 under this program. The program is scheduled to expire on December 31, 1999.

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


                                                   Three months ended            Nine months ended
                                                       September 30,               September 30,
                                                   ----------------------      ----------------------
                                                     1999          1998          1999          1998
                                                   --------      --------      --------      --------

Net income (loss)                                  $  4,407      $  2,169      $  9,022      $ (2,608)
                                                   ========      ========      ========      ========

BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                    19,136        22,028        19,622        22,911
  Weighted average common shares issued
      during period                                      37            26            53             9
  Weighted average treasury shares repurchased
      during period                                  (1,106)         (784)         (881)       (1,046)
                                                   --------      --------      --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period          18,067        21,270        18,794        21,874
                                                   ========      ========      ========      ========

Net income (loss) per common share                 $   0.24      $   0.10      $   0.48      $  (0.12)
                                                   ========      ========      ========      ========


DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                    19,136        22,028        19,622        22,911
  Weighted average common shares issued
      during period                                      37            26            53             9
  Weighted average common share equivalents             358           161           198             -
  Weighted average treasury shares repurchased
      during period                                  (1,106)         (784)         (881)       (1,046)
                                                   --------      --------      --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period          18,425        21,431        18,992        21,874
                                                   ========      ========      ========      ========

Net income (loss) per common share                 $   0.24      $   0.10      $   0.48      $  (0.12)
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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS
---------------------

       Net sales increased 44.7% for the third quarter and increased 56.3% for the nine-month period ended September 30, 1999, compared with the same periods in the prior year. The increase in the third quarter net sales and net sales for the nine months ended September 30, 1999, was due primarily to higher shipments of the Company's line of upright vacuum cleaners, including the Dirt Devil(R) Vision(TM) with bagless technology, which was introduced in August 1998, and initial shipments of the new Dirt Devil(R) Easy Steamer(TM), which was introduced in July 1999. Overall sales to the top 5 customers (all of which are major retailers) increased in the first nine months of 1999. Sales to the top 5 customers accounted for approximately 68.7% of net sales in the first nine months of 1999 as compared with approximately 63.3% in the first nine months of 1998. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, decreased from 26.2% for the third quarter 1998 to 23.6% in the third quarter 1999 and increased slightly from 24.3% in the first nine months of 1998 to 24.6% in the first nine months of 1999. The gross margin percentage was negatively affected for the third quarter 1999 by a higher provision for slow moving and obsolete inventory compared with the third quarter 1998 and positively affected in the first nine months of 1999 primarily by lower returns as a percent of sales.

       Advertising and promotion expenses decreased 14.0% for the third quarter 1999 and were comparable for the nine months ended September 30, 1999. The decrease in advertising and promotion expenses for the quarter was due primarily to decreases in media spending and costs associated with producing the media. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions. Advertising and promotion expenses will increase for the fourth quarter 1999 partially due to the inclusion of new television commercials supporting the Dirt Devil(R) Easy Steamer(TM) and the new Dirt Devil(R) Vision(TM) with Sensor.

       Other selling expenses increased 29.4% for the third quarter 1999 and increased 13.9% for the nine month period ended September 30, 1999 compared with the same periods in 1998. The increase is primarily due to internal sales and marketing personnel compensation, which are the largest components of other selling expenses. Other selling expenses decreased as a percentage of sales for the third quarter 1999 from 2.7% to 2.4% and for the nine month period ended September 30, 1999, from 3.3% to 2.4%, compared with the same periods in 1998.

       General and administrative expenses increased 58.5% for the third quarter 1999 and increased 29.1% for the nine-month period ended September 30, 1999, compared with the same periods in 1998. General and administrative expenses increased as a percentage of net sales for the third quarter 1999 from 3.8% to 4.2% and decreased for the nine month period ended September 30, 1999, from 5.5% to 4.5%, compared with the same periods in 1998. The principal components are compensation (including benefits), insurance, provision for doubtful accounts and professional services. The dollar increases in the third quarter and nine-month period ended September 30, 1999, were primarily due to increases in employee related benefit expenses and professional services. Also impacting the nine-month period ended September 30, 1999 was an increase in provision for doubtful accounts related to one customer which filed for bankruptcy protection under Chapter 11 during the first quarter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)

RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
--------------------------------------------------------------------------

       Engineering and product development expenses increased 51.4% for the third quarter 1999 and increased 48.7% for the nine-month period ended September 30, 1999. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The increase in the first nine months of 1999 was primarily due to costs associated with more new product introductions in 1999 and the timing of those introductions.

       Interest expense decreased 19.9% for the third quarter 1999 and decreased 27.4% for the nine-month period ended September 30, 1999, compared with the same periods in 1998. The decrease in interest expense is the result of lower levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases and the payoff of a variable rate mortgage in the third quarter 1998.

       Receivable securitization and other expense (income), net principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets. The 1998 amount includes the gain from the sale of a facility of approximately $1,300.

       Due to the factors discussed above, the Company had income before income taxes for the third quarter and nine months ended September 30, 1999, of $6,912 and $14,347, respectively, as compared to income before income taxes for the third quarter and a loss before income taxes for the nine months ended September 30, 1998, of $3,555 and $4,248, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used cash generated from operations and revolving credit proceeds to fund its working capital needs, capital expenditures, and share repurchases. Working capital was $34,388 at September 30, 1999, an increase of 13.7% over December 31, 1998. Current assets increased by $20,705 reflecting in part a $5,429 increase of trade accounts receivable, an increase in inventory of $16,221, and an increase in deferred and refundable income taxes of $707 partially offset by a decrease in prepaid expenses and other of $1,986. Current liabilities increased by $16,557 reflecting in part a $12,592 increase in trade accounts payable, a $1,125 increase in accrued advertising and promotion, a $4,798 increase in accrued salaries, benefits, and payroll taxes and a $850 increase in accrued warranty and customer returns partially offset by a decrease of $3,103 in accrued other.

       In the first nine months of 1999, the Company utilized $13,740 of cash for capital purchases, including approximately $8,549 of tooling related to the new Dirt Devil(R) Easy Steamer(TM), the Dirt Devil(R) Vision(TM) with Sensor, the Dirt Devil(R) Vision(TM), the Dirt Devil(R) Swivel Glide(TM), the Dirt Devil(R) Power Lite(TM) and the new Dirt Devil(R) Stick Vac.

       The Company's collateralized revolving credit facility with availability of $45,000 has a maturity date of April 1, 2002. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 1999. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 1999, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At September 30, 1999, the Company received approximately $23,600 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $859 and $611 for the nine months ended September 30, 1999 and 1998, respectively, and have been classified as Receivable securitization and other expense, net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       In October 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. As of November 5, 1999, the Company has repurchased approximately 3,488 shares for an aggregate purchase price of $17,850 under this program. The program is scheduled to expire on December 31, 1999.

       The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases under the current repurchase program.

QUARTERLY OPERATING RESULTS

         The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for the interim periods.


                                                               Three Months Ended
                          ----------------------------------------------------------------------------------------
                          Sept. 30,     June 30,     March 31,   Dec. 31,     Sept. 30,    June 30,      March 31,
                            1999          1999         1999        1998         1998         1998          1998
                            ----          ----         ----        ----         ----         ----          ----
                                             (Dollars in thousands, except per share amounts)
Net sales                 $106,520     $ 80,488     $ 89,210     $106,006     $ 73,607     $ 51,259      $ 51,848

Gross margin                25,156       20,824       22,016       30,950       19,258       12,153        11,498

Net income (loss)            4,407        2,863        1,752        5,134        2,169       (2,234)       (2,543)

Net income (loss) per
common share (a)(b)       $   0.24     $   0.15     $   0.09     $   0.26     $   0.10     $  (0.10)     $  (0.11)


(a) The sum of 1998 quarterly net income per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding caused by share repurchases.

(b) Earnings (loss) per share is calculated based on the diluted method explained in Note 6 to the Consolidated Financial Statements.

The Company's business is seasonal. The Company believes that a significant percentage of certain of its products are given as gifts and therefore, sell in larger volumes during the Christmas shopping season. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)

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

       The Company has developed a Year 2000 Action Plan to address this concern. A project team has performed a detailed assessment of all internal computer systems and has implemented plans to either convert or replace the software or equipment that is not Year 2000 compliant. The Company expects to complete these projects during 1999.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands) (Continued)

YEAR 2000 COMPLIANCE (CONTINUED)
--------------------------------

         Year 2000 problems could affect many of the Company's production, distribution, financial, administrative and communication operations, as well as the processing of customer orders. The Company's internal business system was modified to be Year 2000 compliant in the third quarter of 1998. Testing and verification of the mission critical components of the business system are complete. Ongoing testing of the overall business system will be performed throughout 1999. The Company has completed its inventory of embedded systems and is currently in the assessment and remediation phases for this critical area. In addition, the Company has asked vendors, service suppliers, communications providers and banks to verify their Year 2000 readiness; their system failures could have a significant impact on the Company's operations. Action has been has been taken based on individual responses and visits to key suppliers.

         External and internal costs directly associated with modifying internal use software for Year 2000 compliance are expensed as incurred. As of September 30, 1999, the costs incurred for this project were primarily attributable to internal personnel costs and consulting fees which were estimated at $170. The remaining costs to fix the Year 2000 problems are estimated at approximately $100, which will be incurred in the fourth quarter of 1999. These costs do not include normal system replacements and upgrades. The Company does not expect Year 2000 compliance costs to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

       Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. The Company has developed formal contingency plans that it believes will address mission critical activities as determined by management in the event the Year 2000 project is not completed in a timely manner.

FORWARD-LOOKING STATEMENTS
--------------------------

       Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing and aggressive product development environment within the vacuum cleaner segment of the floor care industry; the impact of private-label programs by mass retail; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the acceptance by consumers of the Company's new products, including the Company's line of Dirt Devil(R) Vision uprights with bagless technology and the Dirt Devil(R) Easy Steamer(TM); the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; the uncertainty of the Company's foreign suppliers to continue to supply finished goods and component parts; and unforeseen technological issues associated with the Year 2000 compliance efforts.

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



                              Royal Appliance Mfg. Co.
                              -------------------------------------------

(Registrant)





                              /s/ Michael J. Merriman
                              -------------------------------------------
                              Michael J. Merriman
                              Chief Executive Officer, President and Director (Principal Executive Officer)





Date: November 8, 1999        /s/ Richard G. Vasek
      ----------------        -------------------------------------------
                              Richard G. Vasek
                              Chief Financial Officer, Vice President - Finance
                              and Secretary
                              (Principal Financial Officer)

                                INDEX TO EXHIBITS




                                                                     PAGE NUMBER
                                                                     -----------

Exhibit 27 - Financial data schedule (EDGAR filing only)