Form 10-K
period 1999-12-31
ROYAL APPLIANCE MANUFACTURING CO
filed 2000-03-16
CIK 85462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934. For the transition period from                to
               .

     Commission File Number 0-19431

                            ROYAL APPLIANCE MFG. CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        OHIO                                                     34-1350353
-----------------------------------------------------       -----------------------------------------------------
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR                    (I.R.S. EMPLOYER IDENTIFICATION)
                    ORGANIZATION)

          650 ALPHA DRIVE, CLEVELAND, OHIO                                          44143
-----------------------------------------------------       -----------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                    ZIP CODE

                                 (440) 449-6150
             ------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Securities Registered Pursuant to Section 12(b) of the Act:

          Common Shares, Without Par Value                                 New York Stock Exchange
-----------------------------------------------------       -----------------------------------------------------
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

     Indicate, by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant, as reported on the New York Stock Exchange, based upon the closing sale price of Registrant's Common Shares on March 15, 2000, was $67,715,329. Common Shares held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's common shares as of March 15, 2000, was 15,876,952.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on Tuesday, April 25, 2000, are incorporated by reference in Part III of this form.

     The Exhibit index appears on sequential page 34.

                                     PART I

ITEM 1. BUSINESS

  General

     Royal Appliance Mfg. Co. ("Royal" or the "Company"), an Ohio corporation with its corporate offices in the Cleveland, Ohio metropolitan area, develops, assembles and markets a full line of cleaning products for home and some for commercial use, primarily in North America, under the Dirt Devil(R) and Royal(R) brand names. In 1984, the Company introduced the first in a line of Dirt Devil(R) floorcare products, which the Company believes has become one of the largest selling lines of vacuum cleaners in the United States. The Company has used the Dirt Devil(R) brand name recognition to gain acceptance for other Dirt Devil(R) floorcare products. The Company continues to market certain metal vacuum cleaners for home and commercial use under the Royal(R) brand name.

     The Company's business strategy is primarily focused on leveraging the well-known Dirt Devil(R) brand to new and innovative products both inside and outside the floor care industry, primarily in North America. The Company's goal is to expand the number, visibility and volume of its products sold by retailers, as well as to increase the number of major retailers carrying its products. The Company also seeks to increase the sale of its products through independent dealers by offering dealer-exclusive product lines and cooperative promotional programs.

     The Company's marketing strategy is essential to its success. The Company uses television, print, cooperative advertising and its Dirt Devil website to build and maintain brand awareness and consumer demand, as well as to gain shelf space for its product lines from major retailers. In order to provide the retailers with distinct product alternatives, the Company offers different Dirt Devil(R) products in a variety of styles and colors and with various features. Major retailers currently carrying some portion of the Dirt Devil(R)product line include Best Buy, Canadian Tire, Circuit City, Kmart, Sears, Service Merchandise, Target, and WalMart. The Company also sells its Dirt Devil(R) products through independent dealers, who primarily sell the metal line of Royal(R) vacuum cleaners.

  Products

     The Company sells a full line of plastic and metal vacuum cleaners. The Company's Dirt Devil(R) vacuum cleaners are intended for home use. The Company's metal vacuum cleaners are intended for home and commercial use.

     DIRT DEVIL(R) AND PLASTIC RELATED PRODUCT LINES. The Company's primary retail product lines are sold under the Dirt Devil(R) name. The first Dirt Devil(R) product, the Hand Vac, a corded, hand-held vacuum cleaner, was introduced in 1984. The Dirt Devil(R) line has since been expanded by the introduction of upright and canister vacuum cleaners, electric brooms and mops, and was expanded in 1999 by the introduction of the Dirt Devil(R) Easy Steamer, a carpet extractor, and the Dirt Devil(R) Vision with Sensor, a bagless upright vacuum cleaner with a dirt sensor.

     During 1999, 1998, and 1997 plastic products accounted for approximately 91%, 88%, and 90%, respectively, of the Company's net sales.

     METAL PRODUCT LINES. The Company has produced durable metal vacuum cleaners since the early 1900's. Currently, the Company markets a full line of metal upright and canister vacuum cleaners for home and commercial use. The Company sells its metal vacuum cleaners exclusively through its network of independent dealers. During 1999, 1998, and 1997, metal products accounted for approximately 3%, 4%, and 4%, respectively, of the Company's net sales.

     OTHER PRODUCTS. The Company sells accessories, attachments, refurbished cleaners and replacement parts for each of its product lines. These products are sold through retailers and dealers, and are also available directly from the Company. During 1999, 1998, and 1997, these products accounted for approximately 6%, 8%, and 6%, respectively, of the Company's net sales.

     NEW PRODUCTS. The Company introduces new products and enhances its existing products on a regular basis for both the retail and dealer markets. During the second half of 2000, the Company will introduce the Dirt

Devil(R)Vision Lite(TM), a lightweight bagless upright and the Dirt Devil(R)Spot Scrubber(TM), a corded hand-held carpet shampooer. In order to support its product development efforts, the Company engages in research and development activities, particularly with respect to new product engineering. The Company's engineering and product development expenditures were approximately $6.3 million, $4.6 million and $4.7 million in 1999, 1998 and 1997, respectively.

     In addition to internally developing products, the Company may purchase product tooling, license product designs and patents, and outsource certain product assembly for products to be marketed under the Dirt Devil(R) brand name. The Company may also license its trademarks and patents.

  Marketing and Customers

     The Company markets its Dirt Devil(R) products primarily through major retailers, including mass market retailers (e.g. WalMart, Target, Kmart and Ames), electronic chains (e.g. Best Buy, Circuit City, and Service Merchandise), warehouse clubs (e.g. Sam's Club), regional chains and department stores. During 1999, WalMart (including Sam's Club), Kmart and Target accounted for approximately 36.9%, 13.6% and 12.1%, respectively, of the Company's net sales, compared to approximately 31.6%, 13.4% and 14.1%, respectively, of the Company's net sales in 1998. These were the only customers who accounted for approximately 10% or more of the Company's net sales during such periods. During 1999 and 1998, the Company's net sales in the aggregate to its five largest customers were 68.7% and 64.2%, respectively, of its total net sales. The loss of any of these customers or loss of shelf space with these customers could have a significant impact on the Company's operations. The Company anticipates that the significant percentage of the Company's net sales attributable to a limited number of major retail customers will continue. The Company believes that its relations with its customers are good. The Company sells most of its products to retailers that are serviced directly by the Company's internal sales staff.

     Since Dirt Devil(R) products are targeted to sell to the mass market, the Company believes that brand name recognition is critical to the success of these products. The Company provides advertising and promotional support for its Dirt Devil(R) products through television and cooperative advertising with retailers and believes that these promotional activities, as well as those of its major customers, affect brand name awareness and sales. The Company's cooperative advertising program is established based upon planning with its mass market retail customers. Some of the Company's advertising and promotional activities are tied to holidays and also to specific promotional activities of retailers, and historically have been higher during the Christmas shopping season. The Company's advertising and promotional expenditures are not proportional to anticipated sales. In addition, the Company has generated a small portion of its sales from consumer direct orders, primarily for accessories and new product launches, through the Company's toll-free number, website and from direct response television infomercials, in which consumers may order directly from the Company.

     The Company devotes considerable attention to the design and appearance of its products and packaging in order to enhance their appeal to consumers and to stand out among other brands on retailers' shelves. For example, Dirt Devil(R)products sold by mass merchants are often bright red in color. In order to increase the presence of its Dirt Devil(R) products in major retail outlets, the Company provides retailers with distinct product alternatives by offering its Dirt Devil(R) product lines in a variety of styles and colors and with various features.

     The Company also strives to meet the logistic and product merchandising needs of its retailers. The Company endeavors to have sufficient quantities of products in stock in order to process and fill orders in a timely manner. Since orders are typically shipped within 10 days of the receipt of a purchase order, the Company does not have a significant order backlog. The Company permits cancellation of orders up to 72 hours prior to shipment.

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

     The Company has generally accepted over-the-counter product returns from its retail customers for any reason, reflecting the retailers' customer return policies.

     Each of the Company's products has a toll-free number printed on it that consumers may use to contact a Company customer service representative. Through its customer service computer system, the Company can provide a prompt response to consumer inquiries concerning the availability of its products and service stations in the consumer's vicinity.

  Competition

     The Company's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer markets and, in the hand-held market, Black & Decker. These competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition, including price pressure and increased advertising by its competitors, in the upright and carpet shampooer market segments as a result of new product success.

  Trademarks and Patents

     The Company holds numerous trademarks registered in the United States and foreign countries for various products. The Company has registered trademarks in the United States and a number of foreign countries for the Dirt Devil(R), Royal(R) and other names and logos, which are used in connection with the sale of its vacuum cleaners, other products and accessory parts. The Company considers the Dirt Devil(R) trademark to be of considerable value and critical to its business. No challenges to its rights to this trademark have arisen and the Company has no reason to believe that any such challenges will arise in the future.

     The Company holds or licenses the use of numerous domestic and international patents, including design patents and processes. The Company may also license its trademarks and patents. The Company believes that its product lines are generally not dependent upon any single patent or group of patents.

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

  Production

     The Company currently assembles most of its products in its facilities located in the Cleveland, Ohio metropolitan area and Reynosa, Mexico. Unlike many of its competitors, the Company does not manufacture component parts for its products. Component parts for the Company's products are manufactured by suppliers, frequently using molds and tooling owned by the Company and built to its specifications. Since the Company's production operations are currently limited to assembly, it believes that its fixed costs are lower than many of its competitors. The Company also believes that this lack of vertical integration permits it increased flexibility in the introduction and modification of products. The Company has outsourced some or all manufacturing of certain products. In the second half of 2000, the Company plans on outsourcing production of certain additional products in Asia. The Company believes that by outsourcing these additional products, it may realize increased manufacturing flexibility, lower product cost, and lower tooling expenditures. This additional outsourcing will result in the discontinuing of the Reynosa, Mexico operation in the second quarter of 2000.

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

  Employees

     As of December 31, 1999, the Company employed approximately 990 full-time employees, an increase of 310 employees from the prior year-end. In addition, the Company generally utilizes temporary personnel during the period when the Company is responding to its peak selling season. During 1999, the peak temporary personnel level reached approximately 1,000. The Company's employees are not represented by any labor union, except for the approximate 74 employees in the Mexican assembly facility. The Company considers its relations with its employees to be good.

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

Business Segment Information

     For description, see Note 13 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

     On December 31, 1999, the Company and its subsidiaries owned or leased the properties listed on the following table.

                                    APPROXIMATE
                                   SQUARE FOOTAGE
                                 ------------------     LEASE EXPIRATIONS
     LOCATION AND ADDRESS         OWNED     LEASED     (EXCLUDING RENEWALS)          FUNCTION
     --------------------        -------    -------    --------------------          --------
650 Alpha Drive................       --     57,000       01/17                Corporate
                                                                               Headquarters
  Highland Heights, Ohio
1340 East 289th Street.........  106,000         --       11/11                Assembly and Refurb
  Wickliffe, Ohio(1)                                                           Operations
8120 Tyler Blvd................  300,000         --        N/A                 Assembly, Shipping
  Mentor, Ohio                                                                 and Warehouse
Brecha E-99....................       --     40,000       04/03                Assembly
  Reynosa, Tamquilpas,
     Mexico(2)
1350 Rockefeller...............       --    100,000       05/01                Assembly
  Wickliffe, OH
20001 Euclid Avenue............       --     70,200       06/01                Shipping and
  Euclid, OH                                                                   Warehouse

---------------

(1) This leased property is reflected as owned because it contains a bargain purchase option of $1. For further description, see Note 4 of Notes to Consolidated Financial Statements.

(2) Based upon a plan established in 2000, the Company will discontinue operations at this location on May 31, 2000. The property will either be returned to the landlord in exchange for early termination of the lease or will be subleased by the Company.

     In addition, the Company utilizes public warehouses where appropriate. The Company believes that these arrangements are more cost effective than leasing its own warehouses.

ITEM 3. LEGAL PROCEEDINGS

     The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The claim asserts the Company's Dirt Devil(R) Easy Steamer infringes certain patents held by Hoover. Hoover seeks damages, injunction of future production, and legal fees. The Company is vigorously defending the suit and believes that it is without merit. If Hoover were to prevail on all of its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     The Company is involved in various other claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to all executive officers of the Company.

                                                              POSITION AND OFFICES
                   NAME                     AGE                 WITH THE COMPANY
                   ----                     ---               --------------------
Michael J. Merriman.......................  43     President and Chief Executive Officer
James A. Holcomb..........................  49     Vice President -- Marketing & Strategic
                                                   Planning
Robert N. McKee...........................  56     Vice President -- Engineering
T. Keith Moone............................  44     Vice President -- Sales
Richard G. Vasek..........................  35     Chief Financial Officer, Vice President --
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

     James A. Holcomb has been Vice President -- Marketing and Strategic Planning since August 1994.

     Robert N. McKee has been Vice President -- Engineering since December 1997. Prior to that he served as Director -- Consumer Products Engineering for the Deere & Co.

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

                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                 1999             1998
                                              -----------      -----------
                                              HIGH    LOW      HIGH    LOW
                                              ----    ---      ----    ---
Quarters:
  First.....................................   4 1/2   3        7 1/8   5 11/16
  Second....................................   7 1/8   3 3/4    6 3/8   4 3/4
  Third.....................................   7       4        6 3/8   2 1/2
  Fourth....................................   6 5/8   4 9/16   5 3/16  2 1/4

     The Company has not declared or paid any cash dividends and currently intends not to pay any cash dividends in 2000. The Board of Directors intends to retain earnings, if any, to support the operations, growth of the business and to fund the stock repurchase program. The Company's new credit agreement, which became effective in March, 2000, prohibits the payment of cash dividends. The Company's new credit agreement permits additional stock repurchases up to $40 million.

     On March 10, 2000, there were approximately 1,100 of record of the Company's Common Shares, as reported by National City Corporation, the Company's Registrar and Transfer Agent, which maintains its corporate offices at National City Center, Cleveland, Ohio 44101-0756.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected Consolidated Statements of Operations and Consolidated Balance Sheet data for each of the five years during the period ended December 31, 1999, are derived from the audited Consolidated Financial Statements of the Company. Prior period amounts have been reclassified to conform to the 1999 presentation. The data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS:
Net sales...........................  $407,984    $282,720    $325,417    $286,123    $270,564
Cost of sales.......................   304,452     208,861     229,469     204,000     201,555
                                      --------    --------    --------    --------    --------
  Gross margin......................   103,532      73,859      95,948      82,123      69,009
Advertising and promotion...........    46,546      43,562      47,626      40,443      40,496
Other selling.......................     9,087       7,947       8,448       8,977      11,898
General and administrative..........    15,960      12,270      12,549      11,515      12,971
Engineering and product
  development.......................     6,256       4,567       4,696       3,905       3,281
Special charges.....................        --          --          --          --      16,294
Charge for tooling obsolescence.....     2,621          --          --          --          --
                                      --------    --------    --------    --------    --------
  Income (loss) from operations.....    23,062       5,513      22,629      17,283     (15,931)
Interest expense....................     1,401       1,521       1,412       2,559       4,001
Receivable securitization and other
  expense (income), net.............     1,369        (140)      1,033        (622)        311
                                      --------    --------    --------    --------    --------
  Income (loss) before taxes........    20,292       4,132      20,184      15,346     (20,243)
Income tax expense (benefit)........     7,610       1,606       7,777       5,910      (6,487)
                                      --------    --------    --------    --------    --------
  Net income (loss).................  $ 12,682    $  2,526    $ 12,407    $  9,436    $(13,756)
                                      ========    ========    ========    ========    ========
BASIC EARNINGS PER SHARE
Weighted average number of common
  shares outstanding (in
  thousands)........................    18,155      21,368      23,553      24,010      23,999
Earnings (loss) per share...........  $    .70    $    .12    $    .53    $    .39    $   (.57)
DILUTED EARNINGS PER SHARE
Weighted average number of common
  shares and equivalents outstanding
  (in thousands)....................    18,371      21,562      23,944      24,183      23,999
Earnings (loss) per share...........  $    .69    $    .12    $    .52    $    .39    $   (.57)
CONSOLIDATED BALANCE SHEET DATA (AT
  END OF PERIOD)
  Working capital...................  $ 38,950    $ 30,240    $ 32,486    $ 29,818    $ 46,045
  Total assets......................   151,892     117,480     134,947     126,141     131,261
  Long-term debt....................    34,704      18,426      13,672      15,743      45,999
  Shareholders' equity..............    44,669      46,723      60,219      56,234      46,575

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth, for the years indicated, the percentages of net sales of certain items in the Consolidated Statements of Operations and the percentage change in such items as compared to the indicated prior year.

                                                                                    YEAR TO YEAR
                                                 YEAR ENDED DECEMBER 31,        INCREASES (DECREASES)
                                                 ------------------------   -----------------------------
                                                  1999     1998     1997    1999 VS. 1998   1998 VS. 1997
                                                 ------   ------   ------   -------------   -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales......................................  100.0%   100.0%   100.0%        44.3%          (13.1)%
Cost of sales..................................   74.6     73.9     70.5         45.8            (9.0)
                                                 -----    -----    -----        -----           -----
     Gross margin..............................   25.4     26.1     29.5         40.2           (23.0)
Advertising and promotion......................   11.4     15.4     14.6          6.9            (8.5)
Other selling..................................    2.2      2.8      2.6         14.3            (5.9)
General and administrative.....................    3.9      4.3      3.9         30.1            (2.2)
Engineering and product development............    1.5      1.6      1.4         37.0            (2.7)
Charge for tooling obsolescence................    0.7       --       --          N/M              --
                                                 -----    -----    -----        -----           -----
     Income from operations....................    5.7      2.0      7.0        318.3           (75.6)
Interest expense...............................    0.4      0.5      0.5         (7.9)            7.7
Receivable securitization and other expense
  (income), net................................    0.3      N/M      0.3          N/M             N/M
                                                 -----    -----    -----        -----           -----
Income before income taxes.....................    5.0%     1.5%     6.2%       391.1%          (79.5)%
                                                 =====    =====    =====        =====           =====

1999 VS. 1998

     Net sales for 1999 were $407,984, an increase of 44.3% from 1998. The overall increase in net sales was due primarily to higher shipments of the Company's line of upright vacuum cleaners, including the Dirt Devil(R) Vision(TM) a bagless vacuum introduced in August 1998, and the new Dirt Devil(R) Easy Steamer(TM), a carpet extractor. Overall sales to the top 5 customers for 1999 (all of which are major retailers) accounted for approximately 68.7% of net sales as compared with approximately 64.2% in 1998. The Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Gross margin, as a percent of net sales, decreased from 26.1% for 1998 to 25.4% in 1999. The gross margin percentage was negatively affected in 1999 primarily by higher sales of lower margin products, and higher provisions for slow moving and obsolete inventory and accelerated depreciation on tooling primarily associated with the cordless Mop Vac, which was discontinued during 1999. The decline in gross margins was partially offset by lower product returns as a percent of sales.

     Advertising and promotion expenses for 1999 were $46,546, an increase of 6.9% from 1998. The increase in advertising and promotion expenses was due primarily to increases in media and cooperative advertising expenditures, including new television commercials supporting the Dirt Devil(R) Easy Steamer(TM) and the Dirt Devil(R) Vision(TM) with Sensor. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

     Other selling expenses for 1999 were $9,087, an increase of 14.3% from 1998. The increase is primarily due to internal sales and marketing personnel compensation, which are the largest components of other selling expenses. Other selling expenses decreased as a percentage of sales from 2.8% in 1998 to 2.2% in 1999.

     General and administrative expenses for 1999 were $15,960, an increase of 30.1% from 1998. General and administrative expenses decreased as a percentage of sales from 4.3% in 1998 to 3.9% in 1999. The principal components are compensation (including benefits), insurance, provision for doubtful accounts and professional services. The dollar increases were primarily due to increases in employee headcount related compensation expense, professional services, and provision for doubtful accounts.

     Engineering and product development expenses for 1999 were $6,256, an increase of 37.0% from 1998. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in 1999 was primarily due to costs associated with the new product introductions in 1999 and new products to be introduced in 2000.

     In 1999, the Company recorded a charge for tooling obsolescence of $2,621 primarily related to the write-off of tooling for the Dirt Devil(R) Mop Vac(R)and the Dirt Devil(R) Ultra MVP(TM). For further explanation see Note 2 of the Company's consolidated financial statements.

     Interest expense for 1999 was $1,401, a decrease of 7.9% from 1998. The decrease in interest expense resulted, primarily, from the payoff of a variable rate mortgage in the third quarter 1998 and a lower effective borrowing rate partially offset by higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases.

     Receivable securitization and other expense (income), net principally reflects the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets. The 1998 amount also includes the gain from the sale of a facility of approximately $1,300.

     Due to the factors discussed above, the Company had income before income taxes for 1999 of $20,292, as compared to income before income taxes for 1998 of $4,132. The components of the Company's effective income tax expense rate of 37.5% are described in Note 6 of the Company's Consolidated Financial Statements.

1998 VS. 1997

     Net sales for 1998 were $282,720, a decrease of 13.1% from 1997. The overall decrease in net sales was due to lower sales of the Dirt Devil(R) Mop Vac(R) and the Dirt Devil(R) Broom Vac(R). The decrease in net sales was partially offset by increases in sales of the Company's line of upright vacuum cleaners including the new Dirt Devil(R) Vision. Despite lower shipments to retailers in 1998, the Company believes that retailers' sales to consumers of the Company's products increased over 1997. Overall sales to the top 5 customers for 1998 (all of which are major retailers) accounted for approximately 64.2% of net sales as compared with approximately 62.3% in 1997.

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

     General and administrative expenses for 1998 were $12,270, a decrease of 2.2% from 1997. The decrease is primarily due to lower compensation related expenses partially offset by increases in professional services.

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

     Receivable securitization and other expense (income), net principally reflects the cost of the Company's trade accounts receivable securitization program and the effect of foreign currency transaction gains or losses related to the Company's North American assets. The 1998 amount also includes the gain from the sale of a facility of $1,300.

     Due to the factors discussed above, the Company had income before income taxes for 1998 of $4,132, as compared to income before income taxes for 1997 of $20,184.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has used cash generated from operations and revolving credit proceeds to fund its working capital needs, capital expenditures and share repurchases. Working capital was $38,950 at December 31, 1999, an increase of 28.8% over December 31, 1998 level. Current assets increased by $29,825 reflecting in part a $10,990 increase of trade accounts receivable, a $19,373 increase of inventories, and a $926 increase in deferred income taxes, which were partially offset by a decrease in prepaid expenses and other of $2,891. Current liabilities increased by $21,115 reflecting in part a $3,633 increase of trade accounts payable, a $5,706 increase of accrued salaries, benefits, and payroll taxes, a $7,164 increase of accrued advertising and promotion, a $1,950 increase of accrued warranty and customer returns, a $1,436 increase of accrued income taxes, and a $4,734 increase of current portions of capital lease obligations and notes payable, which were partially offset by a decrease in accrued other of $3,508.

     In 1999, the Company utilized $18,881 of cash for capital expenditures, including approximately $10,900 for tooling related to the Dirt Devil(R) Easy Steamer(TM), the Dirt Devil(R) Vision(TM) with Sensor, the new Dirt Devil(R)Vision Lite(TM), the Dirt Devil(R) Vision(TM), the Dirt Devil(R) Swivel Glide(TM), the Dirt Devil(R) Power Lite(TM) and the Dirt Devil(R) Stick Vac(TM).

     At December 31, 1999, the Company had a collateralized revolving credit facility with availability of up to $45,000 and a maturity date of April 1, 2002. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 1999. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable. The Company's effective interest rate was 8.19% and 8.45% for 1999 and 1998, respectively.

     On March 7, 2000 the Company entered into a new $80,000 three year collateralized revolving credit facility. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The revolving credit facility permits additional share repurchases up to $40,000 as long as the Company remains in compliance with all covenants but prohibits the payment of cash dividends. The new facility replaced the Company's $45,000 revolver.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 1999, was $40,000. The maximum amount of receivables that can be sold is seasonally adjusted. At December 31, 1999 and 1998, the Company had received approximately $23,100 and $22,000, respectively, from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1,281, $916 and $892 in 1999, 1998 and 1997, respectively, and have been classified as Receivable securitization and other expense (income), net in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 6.51%, 6.79% and 6.64% for the years 1999, 1998 and 1997, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     In October 1998, the Company's Board of Directors authorized a common share repurchase program that provided for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. The Company completed the program repurchasing 3,790 shares for an aggregate purchase price of $19,667 in December 1999. In February 2000, the Company's Board of Directors authorized another common share repurchase program that enables for the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,250 of its outstanding common shares. As of March 15, 2000, the Company has repurchased approximately 1,098 for an aggregate purchase price of $6,308 under the new program. The program is scheduled to expire in February 2001.

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

                                                                         THREE MONTHS ENDED
                                      -----------------------------------------------------------------------------------------
                                      DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                      1999(b)      1999        1999       1999        1998       1998        1998       1998
                                      --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net sales...........................  $131,766   $106,520    $80,488     $89,210    $106,006    $73,607    $51,259     $51,848
Gross margin........................    35,536     25,156     20,824      22,016      30,950     19,258     12,153      11,498
Net income (loss)...................     3,660      4,407      2,863       1,752       5,134      2,169     (2,234)     (2,543)
Net income (loss) per share --
  diluted (a).......................  $   0.21   $   0.24    $  0.15     $  0.09    $   0.26    $  0.10    $ (0.10)    $ (0.11)

---------------
(a) The sum of 1998 quarterly net income (loss) per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding due to share repurchases.

(b) Includes charge for tooling obsolescence as described in Note 2 to the Consolidated Financial Statements

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

OTHER

     The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company's most significant competitors are Hoover, Eureka, and Bissell in the upright vacuum and carpet shampooer market and in the hand-held market, Black & Decker. These competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company.

INFLATION

     The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices. Due to recent economic conditions, the Company expects the cost of plastic resin and transportation will increase in 2000.

ACCOUNTING STANDARDS

     The Company will be required to implement Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The Company expects the implementation of SFAS No. 133 will not have a material impact on its consolidated financial position, results of operations, or cash flows.

     The Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in the first quarter of 1999. The impact of implementing SOP 98-1 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

YEAR 2000 COMPLIANCE

     The Company developed a detailed Year 2000 Action Plan and began the process of assessing the magnitude of the Year 2000 on its primary computer systems in 1998. Additionally, the Company began gathering data, identifying, and developing remediation plans for affected non-IT systems and equipment. In conjunction with the internal assessment, the Company also began evaluating and monitoring key suppliers and customers in regard to their respective Year 2000 preparedness and compliance.

     As of the date of this filing, the Company has not experienced any internal problems related to Year 2000 compliance issues nor has the Company experienced any disturbances or interruption in its ability to transact business with its suppliers or customers. The Company, however, continues to monitor its systems, suppliers, and customers for any unanticipated issues that have yet to surface. The Company has appropriately expensed the costs related to Year 2000 preparedness as incurred. As of December 31, 1999, the Company has spent approximately $150.

FORWARD LOOKING STATEMENTS

     Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing and aggressive product development environment within the vacuum cleaner segment of the floor care industry; the impact of private-label programs by mass retailers; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the acceptance by consumers of the Company's new products, including the

Company's line of Dirt Devil(R) Vision uprights with bagless technology and the Dirt Devil(R) Easy Steamer(TM); the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; and the uncertainty of the Company's foreign suppliers to continuously to supply sourced finished goods and component parts.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of December 31, 1999. The Company sells a small portion of its products in various global markets. As a result, the Company's cash flow and earnings are exposed to fluctuations in foreign currency exchange rates. There were no forward exchange or currency swap contracts outstanding as of December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of      Royal Appliance Mfg. Co.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Royal Appliance Mfg. Co. and its Subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2000

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash......................................................    $  1,427        $     --
  Trade accounts receivable, less allowance for doubtful
    accounts of $900 and $1,500 at December 31, 1999 and
    1998, respectively......................................      48,526          37,536
  Inventories...............................................      50,461          31,088
  Deferred income taxes.....................................       5,074           4,148
  Prepaid expenses and other................................       1,681           4,572
                                                                --------        --------
    Total current assets....................................     107,169          77,344
                                                                --------        --------
Property, plant and equipment, at cost:
  Land......................................................       1,541           1,541
  Buildings.................................................       7,777           7,777
  Molds, tooling, and equipment.............................      49,515          64,865
  Furniture and office equipment............................       7,787           7,022
  Assets under capital leases...............................       4,694           4,714
  Leasehold improvements and other..........................       5,137           3,718
                                                                --------        --------
                                                                  76,451          89,637
    Less accumulated depreciation and amortization..........     (37,556)        (52,837)
                                                                --------        --------
                                                                  38,895          36,800
                                                                --------        --------
Tooling deposits............................................       5,177           2,770
Other.......................................................         651             566
                                                                --------        --------
    Total assets............................................    $151,892        $117,480
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $ 22,280        $ 18,647
  Accrued liabilities:
    Advertising and promotion...............................      15,932           8,768
    Salaries, benefits, and payroll taxes...................       8,005           2,299
    Warranty and customer returns...........................      10,050           8,100
    Income taxes............................................       3,366           1,930
    Other...................................................       3,301           6,809
  Current portions of capital lease obligations and notes
    payable.................................................       5,285             551
                                                                --------        --------
    Total current liabilities...............................      68,219          47,104
                                                                --------        --------
  Revolving credit agreement................................      32,200          10,600
  Capitalized lease obligations, less current portion.......       2,504           2,833
  Notes payable, less current portion.......................          --           4,993
                                                                --------        --------
    Total long-term debt....................................      34,704          18,426
                                                                --------        --------
  Deferred income taxes.....................................       4,300           5,227
                                                                --------        --------
    Total liabilities.......................................     107,223          70,757
                                                                --------        --------
  Commitments and contingencies (Note 4 and 5)..............          --              --
Shareholders' equity:
  Serial preferred shares; authorized -- 1,000,000 shares;
    none issued and outstanding.............................          --              --
  Common shares, at stated value; authorized -- 101,000,000
    shares; issued 25,464,352 and 25,347,924 at December 31,
    1999 and 1998, respectively.............................         212             211
  Additional paid-in capital................................      42,528          42,115
  Retained earnings.........................................      55,226          42,544
  Accumulated other comprehensive income....................          --              --
                                                                --------        --------
                                                                  97,966          84,870
  Less treasury shares, at cost (8,491,000 and 5,726,400
    shares at December 31, 1999 and 1998, respectively).....     (53,297)        (38,147)
                                                                --------        --------
    Total shareholders' equity..............................      44,669          46,723
                                                                --------        --------
    Total liabilities and shareholders' equity..............    $151,892        $117,480
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             1999              1998              1997
                                                         ------------      ------------      ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................................    $407,984          $282,720          $325,417
Cost of sales..........................................     304,452           208,861           229,469
                                                           --------          --------          --------
  Gross margin.........................................     103,532            73,859            95,948
Advertising and promotion..............................      46,546            43,562            47,626
Other selling..........................................       9,087             7,947             8,448
General and administrative.............................      15,960            12,270            12,549
Engineering and product development....................       6,256             4,567             4,696
Charge for tooling obsolescence........................       2,621                --                --
                                                           --------          --------          --------
  Income from operations...............................      23,062             5,513            22,629
Interest expense, net..................................       1,401             1,521             1,412
Receivable securitization and other expense (income),
  net..................................................       1,369              (140)            1,033
                                                           --------          --------          --------
Income before income taxes.............................      20,292             4,132            20,184
Income tax expense.....................................       7,610             1,606             7,777
                                                           --------          --------          --------
  Net income...........................................    $ 12,682          $  2,526          $ 12,407
                                                           ========          ========          ========
BASIC
  Weighted average number of common shares outstanding
     (in thousands)....................................      18,155            21,368            23,553
  Earnings per share...................................    $    .70          $    .12          $    .53
DILUTED
  Weighted average number of common shares and
     equivalents outstanding (in thousands)............      18,371            21,562            23,944
  Earnings per share...................................    $    .69          $    .12          $    .52

   The accompanying notes are an integral part of these financial statements

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          FOR YEARS ENDED DECEMBER 31,

                                                                              ACCUMULATED
                                  COMMON SHARES      ADDITIONAL                  OTHER         TREASURY SHARES          TOTAL
                               -------------------    PAID-IN     RETAINED   COMPREHENSIVE   --------------------   SHAREHOLDERS'
                                 NUMBER     AMOUNT    CAPITAL     EARNINGS      INCOME        NUMBER      AMOUNT       EQUITY
                               ----------   ------   ----------   --------   -------------   ---------   --------   -------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31,
  1996.......................  25,231,100    $210     $41,500     $27,611        $(107)      1,201,000   $(12,980)     $56,234
  Translation adjustment.....                                                      107                                     107
  Compensatory effect of
    stock options............                              81                                                               81
  Shares issued from stock
    option plan..............      80,624       1         316                                                              317
  Purchase of treasury
    shares...................                                                                1,200,000     (8,927)      (8,927)
  Net income.................                                      12,407                                               12,407
                               ----------    ----     -------     -------        -----       ---------   --------      -------
Balance at December 31,
  1997.......................  25,311,724     211      41,897      40,018           --       2,401,000    (21,907)      60,219
  Compensatory effect of
    stock options............                              68                                                               68
  Shares issued from stock
    option plan..............      36,200                 150                                                              150
  Purchase of treasury
    shares...................                                                                3,325,400    (16,240)     (16,240)
  Net income.................                                       2,526                                                2,526
                               ----------    ----     -------     -------        -----       ---------   --------      -------
Balance at December 31,
  1998.......................  25,347,924     211      42,115      42,544           --       5,726,400    (38,147)      46,723
  Shares issued from stock
    option plan..............     116,428       1         413                                                              414
  Purchase of treasury
    shares...................                                                                2,764,600    (15,150)     (15,150)
  Net income.................                                      12,682                                               12,682
                               ----------    ----     -------     -------        -----       ---------   --------      -------
Balance at December 31,
  1999.......................  25,464,352    $212     $42,528     $55,226        $  --       8,491,000   $(53,297)     $44,669
                               ==========    ====     =======     =======        =====       =========   ========      =======

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               1999        1998       1997
                                                              -------    --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $12,682    $  2,526    $12,407
                                                              -------    --------    -------
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization..........................   11,896       9,390      9,407
     Charge for tooling obsolescence........................    2,621          --         --
     Compensatory effect of stock options...................       --          68         81
     Loss (gain) on sale of property, plant and equipment,
       net..................................................       85      (1,125)        --
     Deferred income taxes..................................   (1,853)        443      3,186
  (Increase) decrease in assets:
     Trade accounts receivable, net.........................  (10,990)      9,509     (7,284)
     Inventories............................................  (19,373)      5,107     (2,143)
     Refundable and accrued income taxes....................    1,436         955      1,474
     Prepaid expenses and other.............................    2,891      (1,361)      (595)
     Other..................................................     (308)       (325)        --
  Increase (decrease) in liabilities:
     Trade accounts payable.................................    2,745      (8,001)     5,969
     Accrued advertising and promotion......................    7,164        (808)    (2,106)
     Accrued salaries, benefits, and payroll taxes..........    5,706      (3,451)      (230)
     Accrued warranty and customer returns..................    1,950        (600)       725
     Accrued other..........................................   (3,508)      1,279      1,850
                                                              -------    --------    -------
       Total adjustments....................................      462      11,080     10,334
                                                              -------    --------    -------
     Net cash from operating activities.....................   13,144      13,606     22,741
                                                              -------    --------    -------
Cash flows from investing activities:
  Purchases of tooling, property, plant, and equipment,
     net....................................................  (16,474)     (8,667)   (14,548)
  Proceeds from sale of property, plant and equipment.......       --       6,806         --
  (Increase) decrease in tooling deposits...................   (2,407)     (1,624)     2,816
                                                              -------    --------    -------
     Net cash from investing activities.....................  (18,881)     (3,485)   (11,732)
                                                              -------    --------    -------
Cash flows from financing activities:
  Proceeds (payments) on bank debt, net.....................   22,488       9,127     (1,413)
  Payments on notes payable.................................     (302)     (4,280)      (418)
  Proceeds from exercise of stock options...................      414         150        317
  Payments on capital lease obligations.....................     (286)       (233)      (214)
  Purchase of treasury shares...............................  (15,150)    (16,240)    (8,927)
                                                              -------    --------    -------
     Net cash from financing activities.....................    7,164     (11,476)   (10,655)
                                                              -------    --------    -------
Net increase (decrease) in cash.............................    1,427      (1,355)       354
                                                              -------    --------    -------
Cash at beginning of year...................................       --       1,355      1,001
                                                              -------    --------    -------
Cash at end of year.........................................  $ 1,427    $     --    $ 1,355
                                                              =======    ========    =======
Supplemental disclosure of cash flow information:
Cash payments for:
  Interest..................................................  $ 1,594    $  1,687    $ 1,689
                                                              =======    ========    =======
  Income taxes, net of refunds..............................  $ 8,021    $    208    $ 3,117
                                                              =======    ========    =======

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1. ACCOUNTING POLICIES:

     DESCRIPTION OF BUSINESS -- Royal Appliance Mfg. Co. ("Royal" or the "Company"), an Ohio corporation with its corporate offices in the Cleveland, Ohio metropolitan area, develops, assembles and markets a full line of cleaning products for home and commercial use under the Dirt Devil(R) and Royal(R) brand names. In 1984, the Company introduced the first in a line of Dirt Devil(R)floorcare products, which the Company believes has become one of the largest selling line of vacuum cleaners in the United States. The Company has used the Dirt Devil(R) brand name recognition to gain acceptance for other Dirt Devil(R)products.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

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

     As of December 31, Accumulated Other Comprehensive Income consisted of the following:

                                                              1999    1998    1997
                                                              ----    ----    -----
Foreign currency translation adjustments....................  $  0    $  0    $ 306
Less: Reclassification adjustments..........................     0       0     (306)
                                                              ----    ----    -----
Accumulated other comprehensive income......................  $  0    $  0    $   0
                                                              ====    ====    =====

     ADVERTISING AND PROMOTION - Cost incurred for producing and communicating advertising are expensed during the period aired, including cost incurred under the Company's cooperative advertising program.

     INVENTORIES -- Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

1. ACCOUNTING POLICIES: (CONTINUED)
     Inventories at December 31, consisted of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1999            1998
                                                             ------------    ------------
Finished goods.............................................    $37,280         $16,648
Work in process and component parts........................     13,181          14,440
                                                               -------         -------
                                                               $50,461         $31,088
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

     Internal and external costs incurred to develop internal use computer software during the application development stage are capitalized and amortized on the straight line method over the estimated useful life of software. Capitalized costs include payroll costs and related benefits, costs of related hardware and consulting fees. During 1999, $163 of such costs were capitalized.

     Plant and equipment are depreciated over the estimated useful lives of the respective classes of assets. Leasehold improvements and assets held under capital leases are amortized over their respective lease terms. Accumulated amortization on assets under capital leases totaled $2,525 and $2,338 at December 31, 1999 and 1998, respectively.

     Depreciation for financial reporting purposes is computed on the straight-line method using the following depreciable lives:

Buildings...................................................  40 years
Buildings under capital lease...............................  20 years
Molds, tooling, and equipment...............................  3-5 years
Furniture and office equipment..............................  2-5 years
Vehicles....................................................  3 years
Internal use software.......................................  2-5 years

     Accelerated methods as permitted by the applicable tax law are used for tax reporting purpose.

     The Company reviews for impairment whenever events or changes in circumstances indicates that the carrying amount of property, plant and equipment may not be recoverable under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of. If it is determined that an impairment loss has occurred based on expected future cash flows, the loss is recognized on the Consolidated Statement of Operations.

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

     The Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in the first quarter of 1999. The impact of implementing

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

1. ACCOUNTING POLICIES: (CONTINUED)
SOP 98-1 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

2. CHARGES FOR TOOLING OBSOLESCENCE:

     During the fourth quarter of 1999, the wholesale price for the cordless Dirt Devil(R) Mop Vac(R) (Mop Vac) decreased significantly. This reduction in wholesale price triggered an impairment review for cordless Mop Vac tooling. Previous to the fourth quarter reduction in wholesale prices, the cordless Mop Vac had net future cash flows in excess of the remaining net book value of the tooling. However, previously during the year the Company shortened the depreciable lives of such tooling due to the decision to discontinue the product line at the end of 1999. Subsequent to the price reduction, the product was no longer profitable and therefore discontinued. As a result of the impairment review, the Company determined that net future cash flows for the product were negative, therefore, an impairment charge of $992 was recorded during the fourth quarter.

     During 1999, the Dirt Devil(R) Ultra MVP(R) (Ultra MVP) lost its shelf placement in retail stores, however, the unit was slotted for special promotions at several retailers. When the unit lost its shelf placement at retail, an impairment review was performed resulting in no impairment charge as the estimated net future cash flows exceeded the net book value of the tooling. During the 1999 Holiday season, the Ultra MVP had some limited special promotion distribution. However, retail subsequently lowered the retail price point below the wholesale price. With the reduction of price, the Company would no longer be able to produce the unit at a profit, thus triggering an impairment review. As a result of the review, an impairment charge of $1,629 was recorded at the end of the fourth quarter and accelerated depreciation of $436 was also taken during the fourth quarter.

     Prior to the fourth quarter, due to sales commitments and component part usage requirements, the assets were considered as "held for use" in accordance SFAS No. 121. However, due to specific trigger events which occurred during the fourth quarter, the remaining value of the assets were determined to be impaired and the assets were written down to zero and removed from service.

     Also, during 1999, the Company shortened the useful lives of tooling for certain product families due to declining sales volumes and the launch of replacement products. As a result of the reduced remaining useful lives for certain product families, including the Mop Vac and Ultra MVP, the Company recorded accelerated depreciation expense of $1,574 during 1999.

3. DEBT:

     At December 31, 1999, the Company had a collateralized revolving credit facility with availability of up to $45,000 and a maturity date of April 1, 2002. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 1999. The revolving credit facility is collateralized by the Company's inventories and certain trade accounts receivable. The Company's effective interest rate was 8.19% and 8.45% for 1999 and 1998, respectively.

     On March 7, 2000 the Company entered into a new $80,000 three year collateralized revolving credit facility. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The revolving credit facility permits additional share repurchases up to $40,000 million as long as the Company remains in

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

3. DEBT: (CONTINUED)
compliance with all covenants but prohibits the payment of cash dividends. The new facility replaced the Company's $45,000 million revolver.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 1999, was $40,000. The maximum amount of receivables that can be sold is seasonally adjusted. At December 31, 1999 and 1998, the Company had received approximately $23,100 and $22,000, respectively, from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1,281, $916 and $892 in 1999, 1998 and 1997, respectively, and have been classified as Receivable securitization and other (income) expense, net in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 6.51%, 6.79% and 6.64% for the years 1999, 1998 and 1997, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     The Company has a 7.9% fixed rate mortgage note payable in the amount of $4,968. The note is collateralized by an assembly and distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

     Aggregate maturities of the notes payable and revolving credit facility at December 31, 1999, prior to the March 2000 refinancing, are as follows:

2000............................................    $ 4,968
2001............................................         --
2002............................................     32,200
                                                    -------
                                                    $37,168
                                                    =======

4. LEASES:

     Royal leases various facilities, equipment and vehicles under capital and operating lease agreements. Operating lease payments totaled $796, $602 and $579 for the years ended December 31, 1999, 1998, and 1997, respectively.

     Minimum commitments under all capital and operating leases at December 31, 1999 are as follows:

YEAR                                              CAPITAL      OPERATING
----                                              -------      ---------
2000............................................  $  573        $  900
2001............................................     574           515
2002............................................     312            57
2003............................................     315            11
2004............................................     317             5
Thereafter......................................   1,680            --
                                                  ------        ------
Total minimum lease payments....................   3,771        $1,488
                                                                ======
Less amount representing interest...............     950
                                                  ------
Total present value of capital obligation.......   2,821
Less current portion............................     317
                                                  ------
Long-term obligation under capital leases.......  $2,504
                                                  ======

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES:

     At December 31, 1999, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $11,400 including commitments for television advertising through December 31, 2000. Other contractual commitments for items in the normal course of business total approximately $2,750.

     The Company is self-insured with respect to workers' compensation benefits in Ohio and carries excess workers' compensation insurance covering aggregate claims exceeding $350 per occurrence.

     The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The claim asserts the Company's Dirt Devil(R) Easy Steamer infringes certain patents held by Hoover. Hoover seeks damages, injunction of future production, and legal fees. The Company is vigorously defending the suit and believes that it is without merit. If Hoover were to prevail on all of its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions, as well as the Hoover lawsuit mentioned above, will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

6. INCOME TAXES:

     The income tax expense consisted of the following:

                                                            1999      1998      1997
                                                           ------    ------    ------
Current:
  Federal................................................  $8,683    $  873    $  399
  State and local........................................     780       290       190
Deferred.................................................  (1,853)      443     7,188
                                                           ------    ------    ------
Total....................................................  $7,610    $1,606    $7,777
                                                           ======    ======    ======

     Deferred income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. At December 31, 1999 and 1998, the components of the net deferred tax liability were as follows:

                                                               1999      1998
                                                              ------    -------
Deferred tax assets:
  Warranty and customer returns.............................  $4,261    $ 3,315
  Bad debt reserve..........................................     351        585
  Inventory basis difference................................     846        724
  Accrued vacation, compensation and benefits...............     419        414
  State and local taxes.....................................     359        625
  Accrued advertising.......................................     192         20
  Self insurance reserves...................................     183        156
  Deferred compensation plan................................      43        958
  Other.....................................................      13         88

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

6. INCOME TAXES: (CONTINUED)

                                                               1999      1998
                                                              ------    -------
Deferred tax liabilities:
  Accounts receivable mark to market........................  (1,315)    (2,493)
  Basis difference in fixed and intangible assets...........  (3,679)    (4,558)
  State and local taxes.....................................    (768)      (803)
  Other.....................................................    (131)      (110)
                                                              ------    -------
Net deferred tax asset (liability)..........................  $  774    $(1,079)
                                                              ======    =======

     The differences between income taxes at the statutory federal income tax rate of 34% and those reported in the Consolidated Statements of Operations are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                               % OF                 % OF                    % OF
                                              PRE-TAX              PRE-TAX                PRE-TAX
                                     1999     INCOME      1998     INCOME      1997        INCOME
                                    ------    -------    ------    -------    ------    ------------
Tax expense at statutory rate.....  $6,900     34.0%     $1,404     34.0%     $6,862        34.0%
Capital (gains) losses on
  disposition of foreign
  subsidiaries and other non
  deductible expenses.............      --       --          --       --         (93)       -0.5
State and local income taxes, net
  of federal benefit..............     507      2.5         186      4.5       1,008         5.0
Federal surtax on income over $10
  million.........................     196      1.0          --       --          --          --
Other, net........................       7       --          16      0.4          --          --
                                    ------     ----      ------     ----      ------        ----
                                    $7,610     37.5%     $1,606     38.9%     $7,777        38.5%
                                    ======     ====      ======     ====      ======        ====

7. MAJOR CUSTOMERS:

     Royal's three largest customers represented approximately 36.9%, 13.6%, and 12.1% of total net sales in 1999. The Company's three largest customers represented approximately 31.6%, 13.4% and 14.1% in 1998 and 35.9%, 9.5% and 10.7% of total net sales in 1997. Additionally, a significant concentration of Royal's business activity is with major domestic mass market retailers whose ability to meet their financial obligations with Royal is dependent on economic conditions germane to the retail industry. During recent years, several major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

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

8. STOCK OPTIONS:

     Under the terms of the Company's stock option plans for employees, outside directors and consultants, all outstanding options have been granted at prices at least equal to the then current market value on the date of grant. Certain stock options granted become exercisable in cumulative 20% installments, commencing one year from date of grant with full vesting occurring on the fifth anniversary date, and expire in ten years, subject to

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

8. STOCK OPTIONS: (CONTINUED)
earlier termination in certain events related to termination of employment. Other stock options granted vest at the end of five years ("5 year cliff vesting") and expire in ten years, subject to earlier termination in certain events related to termination of employment. Vesting may be accelerated in certain events relating to change of the Company's ownership.

     The following summarizes the changes in the number of Common Shares under option:

                                                  1999               1998               1997
                                             ---------------    ---------------    ---------------
Options outstanding at beginning of the
  year.....................................            2,244              2,301              2,491
Options granted during the year............              673                100                166
Options exercised during the year..........             (116)               (36)               (81)
Options canceled during the year...........              (37)              (121)              (275)
                                             ---------------    ---------------    ---------------
Options outstanding at end of the year.....            2,764              2,244              2,301
                                             ===============    ===============    ===============
Options exercisable at end of the year.....              669                662                528
Option price range per share...............  $2.50 to $10.25    $2.50 to $10.25    $3.00 to $10.25

     The 669 exercisable options at December 31, 1999, are exercisable at an average exercise price of $4.96 . The Company's current option plans, which provide for a total of 3,060 options, have 31 options remaining for future grants at December 31, 1999.

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

                                                                       YEAR ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                      1999      1998       1997
                                                                     ------    -------    ------
Net income (in thousands)   As reported..........................    $12,682   $ 2,526    $12,407
                            Pro forma............................    $12,314   $ 2,289    $12,195

Basic earnings per share    As reported..........................    $  .70    $   .12    $  .53
                            Pro forma............................    $  .68    $   .11    $  .52

Diluted earnings per share  As reported..........................    $  .69    $   .12    $  .52
                            Pro forma............................    $  .67    $   .11    $  .51

     The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years. Since the SFAS No. 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation costs may not be representative of those to be

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

8. STOCK OPTIONS: (CONTINUED)
expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1999       1998       1997
                                                  -------    -------    -------
Expected volatility.............................    39.0%      38.9%      34.7%
Risk-free interest rate.........................    6.70%      5.26%      5.83%
Expected life of options in years...............  7 years    7 years    7 years
Expected dividend yield.........................       0%         0%         0%

     During fiscal years 1999, 1998 and 1997 the weighted average grant-date fair value of options granted was $1.44, $2.22, and $3.16 per share, respectively.

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

10. BENEFIT PLANS:

     The Company sponsors a 401(k) defined contribution plan which covers substantially all of its employees who have satisfied the plan's eligibility requirements. Participants may contribute to the plan by voluntarily reducing their salary up to a maximum of 15% of qualified compensation subject to annual I.R.S. limits. All contributions vest immediately. For 1999, the matching contribution was 100%, up to the first 3% of qualified compensation, and 50% of the next 2% of such compensation. The Company has also made discretionary contributions to the plan. The Company's provisions for matching and discretionary contributions totaled approximately $906, $788 and $779 for the years ended December 31, 1999, 1998 and 1997, respectively. Voluntary after-tax contributions and certain rollover contributions are also permitted.

     The Company also sponsors a non-qualified deferred compensation plan which permits key employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis until retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company match and investment earnings. All contributions vest immediately. Although the Plan is designed to be unfunded, the Company has funded the deferred compensation liability with investments in marketable securities, primarily stock mutual funds, which are classified as current assets. During the third quarter of 1999 the original non-qualified deferred compensation plan was terminated and all proceeds were paid out to the participants. Effective October 1, 1999, a new non-qualified deferred compensation plan was established. The new plan offers the same benefits as the old plan. The Company's provisions for matching and discretionary contributions totaled approximately $25, $154 and $163 for the years ended December 31, 1999, 1998 and 1997, respectively. The deferred compensation liability and related assets recorded by the Company were $111 and $2,332 as of December 31, 1999 and 1998, respectively.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

10. BENEFIT PLANS: (CONTINUED)
     The Company does not offer any other post-retirement benefits, accordingly, it is not subject to the provisions of SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

11. SHARE REPURCHASE PROGRAM:

     In October 1998, the Company's Board of Directors authorized a common share repurchase program that provided for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. The Company completed the program repurchasing 3,790 shares for an aggregate purchase price of $19,667 in December 1999. In February 2000, the Company's Board of Directors authorized another common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,250 of its outstanding common shares. As of March 15, 2000, the Company has repurchased approximately 1,098 shares for an aggregate purchase price of $6,308 under the new program. The program is scheduled to expire in February 2001.

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

                                                               1999       1998       1997
                                                              -------    -------    -------
Net income..................................................  $12,682    $ 2,526    $12,407
                                                              =======    =======    =======
BASIC:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................   19,622     22,911     24,030
  Weighted average common shares issued during year.........       68         17         40
  Weighted average treasury shares repurchased during
     year...................................................   (1,535)    (1,560)      (517)
                                                              -------    -------    -------
Weighted average common shares outstanding, net of treasury
  shares, end of year.......................................   18,155     21,368     23,553
                                                              =======    =======    =======
Net income per common share.................................  $   .70    $   .12    $   .53
                                                              =======    =======    =======
DILUTED:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................   19,622     22,911     24,030
  Weighted average common shares issued during year.........       68         17         40
  Weighted average common share equivalents.................      216        194        391
  Weighted average treasury shares repurchased during
     year...................................................   (1,535)    (1,560)      (517)
                                                              -------    -------    -------
Weighted average treasury shares outstanding, net of
  treasury shares, end of year..............................   18,371     21,562     23,944
                                                              =======    =======    =======
Net income per common share.................................  $   .69    $   .12    $   .52
                                                              =======    =======    =======

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

13. BUSINESS SEGMENT INFORMATION:

     Management has determined that the Company consists of a single operating segment, therefore, the disclosure requirements of SFAS 131 consist only of revenues and long lived assets by geographic location. All prior period disclosures are also provided below:

                                               1999        1998        1997
                                             --------    --------    --------
Revenues, net:
  United States............................  $390,121    $268,227    $309,274
  All other countries......................    17,863      14,493      16,143
                                             --------    --------    --------
                                             $407,984    $282,720    $325,417
                                             ========    ========    ========
Long lived assets, net:
  United States............................  $ 34,676    $ 31,325    $ 41,087
  All other countries......................     4,219       5,475       1,805
                                             --------    --------    --------
                                             $ 38,895    $ 36,800    $ 42,892
                                             ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to Executive Officers of the Company is set forth in Part I of this Annual Report on Form 10-K. Information required by this Item with respect to members of the Board of Directors of the Company contained under the headings "Nominees for Terms Expiring in 2002" and "Directors whose Terms Expire in 2001" in the Company's Proxy Statement, dated March 24, 2000, is incorporated herein by reference.

     Information required by this Item with respect to compliance with Section 16 of the Exchange Act contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, dated March 24, 2000, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item relating to executive compensation contained under the headings "Compensation of Directors", "Executive Officers' Compensation", "Options Grants in 1999", "Aggregated Option Exercises in 1999 and Year-End Option Values", and "Change-in-Control and Other Employment Arrangements" in the Company's Proxy Statement, dated March 24, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item contained under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", in the Company's Proxy Statement, dated March 24, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        -----
(a)(1)  FINANCIAL STATEMENTS
        Report of Independent Accountants...........................       17
        Consolidated Balance Sheets at December 31, 1999 and 1998...       18
        Consolidated Statements of Operations -- Years Ended
        December 31, 1999, 1998 and 1997............................       19
        Consolidated Statement of Shareholders' Equity -- Years
        Ended December 31, 1999, 1998
        and 1997....................................................       20
        Consolidated Statements of Cash Flows -- Years Ended
        December 31, 1999, 1998 and
        1997........................................................       21
        Notes to Consolidated Financial Statements..................    22-31
   (2)  FINANCIAL STATEMENT SCHEDULES
        The following consolidated financial statement schedule of
        Royal Appliance Mfg. Co. and Subsidiaries is included in
        Item 14(d):
        Report of Independent Accountants on Financial Statement
        Schedule....................................................       35
        Schedule II -- Valuation and Qualifying Accounts............       36
        All other schedules for which provision is made in the
        applicable accounting regulations of the Securities and
        Exchange Commission are not required under the related
        instructions, are inapplicable, or the information has been included in the Notes to Consolidated Financial Statements
   (3)  EXHIBITS
        The exhibits filed herewith are set forth on the Index to
        Exhibits filed as part of this report.......................    37-38
(b)     Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended
        December 31, 1999...........................................       --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2000.
                                          ROYAL APPLIANCE MFG. CO.
                                            Registrant

                                          By      /s/ Michael J. Merriman
                                          --------------------------------------
                                                   Michael J. Merriman
                                          Chief Executive Officer and President

                                          Date March 16, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 16th day of March 2000.

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

R. LOUIS SCHNEEBERGER*                              Chairman of the Board
------------------------------------------------
R. Louis Schneeberger

JACK KAHL JR.*                                      Director
------------------------------------------------
Jack Kahl Jr.

E. PATRICK NALLEY*                                  Director
------------------------------------------------
E. Patrick Nalley

J.B. RICHEY*                                        Director
------------------------------------------------
J.B. Richey

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Royal Appliance Mfg. Co.

     Our audits of the consolidated financial statements referred to in our report dated March 7, 2000, appearing on page 17 of the Form 10-K also included an audit of the financial statement schedule listed as Exhibit 27 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2000

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               FOR YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                       BALANCE AT        ADDITIONS CHARGED TO                  BALANCE AT
DESCRIPTION                         BEGINNING OF YEAR     EXPENSES AND COSTS     DEDUCTIONS    END OF YEAR
-----------                         -----------------    --------------------    ----------    -----------
                                                            (DOLLARS IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended
  December 31, 1997...............       $1,350                 $  225             $  175(A)     $1,400
Year Ended
  December 31, 1998...............       $1,400                 $  134             $   34(A)     $1,500
Year Ended
  December 31, 1999...............       $1,500                 $  595             $1,195(A)     $  900

INVENTORY RESERVE:
Year Ended
  December 31, 1997...............       $1,401                 $  305(B)          $  712(C)     $  994
Year Ended
  December 31, 1998...............       $  994                 $1,339(B)          $  858(C)     $1,475
Year Ended
  December 31, 1999...............       $1,475                 $2,444(B)          $1,591(C)     $2,328

Note:  (A) Uncollectible accounts charged off, less recoveries.
       (B) Reserve for product model changes.
       (C) Disposal of obsolete inventory.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                 FOR FORM 10-K

EXHIBIT                           DESCRIPTION
-------                           -----------
   3(a)   Articles of Incorporation, amended and restated May 4, 1992, filed as Exhibit 3.1 of Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1992, filed with
          the Commission on August 13, 1992, and incorporated herein by reference.
   3(b)   Code of Regulations, amended and restated May 4, 1992, filed as Exhibit 3.2 of Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1992, filed with the
          Commission on August 13, 1992, incorporated herein by
          reference.
   3(c)   Amendment to Amended and Restated Articles of Incorporation
          October 21, 1993, filed as an Exhibit to Registrant's Form
          8-K filed with the Commission on November 1, 1993, and
          incorporated herein by reference.
   4(a)   Credit Agreement dated as of March 7, 2000, by and among the
          Registrant and various banks including National City Bank as administrative agent.
   4(b)   Receivable Purchase and Servicing Agreement dated as of
          September 29, 1997, by the Registrant, Royal Appliance
          Receivables, Inc., as Seller, and Llama Retail Funding L.P.,
          as Purchaser. Filed as Exhibit 4(b) of Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997, filed with the Commission on November
          12, 1997, and incorporated herein by reference. The
          Registrant agrees to furnish copies of certain of its other long-term debt to the Commission upon request.
   4(c)   Shareholder Rights Agreement dated as of October 21, 1993, filed as an Exhibit to Registrant's Form 8-K filed with the
          Commission on November 1, 1993, and incorporated herein by reference.
  10(a)   Royal Appliance Mfg. Co. 1991 Stock Option Plan for Outside
          Directors, filed as Exhibit 10.12 to the Registrant's
          Registration Statement on Forms S-1, filed with the
          Commission on August 6, 1991, file number 33-41211 (the
          "Initial Registration Statement"), incorporated herein by
          reference.
  10(b)   Royal Appliance Mfg. Co. Employees and Consultants Stock
          Option Plan, filed as Exhibit 10.13 to the Initial
          Registration Statement, incorporated herein by reference.
  10(c)   Form of Indemnity Agreement for Directors and Officers of
          the Registrant, filed as Exhibit 10.38 to the Initial
          Registration Statement, incorporated herein by reference.
  10(d)   Lease dated December 11, 1981 by and between Syndicated
          Properties and the Registrant, as amended, filed as Exhibit
          10.7 to the Initial Registration Statement, incorporated
          herein by reference.
  10(e)   Annual Management Incentive Plan Description. Filed as
          Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.
  10(f)   Royal Appliance Mfg. Co. Key Executive Long-Term Incentive
          Plan filed as Exhibit 10(f) to the Annual Report on Form
          10-K for the year ended December 31, 1995, incorporated
          herein by reference.
  10(g)   Form of Severance and Employment Agreement between the
          registrant and Mssrs. Merriman, McKee, Holcomb, Moone and
          Vasek, as Exhibit 10(g) to the Annual Report on Form 10-K
          for the year ended December 31, 1994, incorporated herein by reference.
  10(h)   Employment Agreement dated September 15, 1995, between the
          Registrant and Mr. Merriman filed as Exhibit 10(I) to the
          Annual Report on Form 10-K for the year ended December 31,
          1995, incorporated herein by reference.

EXHIBIT                           DESCRIPTION
-------                           -----------
  10(i)   Royal Appliance 401(k) Plus Plan, effective October 1, 1999.
  10(j)   Form of Amendment to Severance and Employment Agreement
          between the registrant and Mssrs. Merriman and Vasek
    21    Subsidiaries of Registrant
    23    Consent of PricewaterhouseCoopers LLP regarding S-8
          Registration.
    24    Powers of Attorney of the Registrant, Directors and
          Principal Financial Officer of the Registrant.
    27    Financial Data Schedule for Current Period
  99.1    Form 11-K Annual Report for Royal Appliance 401(k)
          Retirement Savings Plan
  99.2    Consent of independent accountants