Form 10-Q
period 2000-03-31
ROYAL APPLIANCE MANUFACTURING CO
filed 2000-05-05
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended MARCH 31, 2000.


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the transition period from       to            .
                                                          ------    -------

     Commission file number 0-19431
                            -------



                            ROYAL APPLIANCE MFG. CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             OHIO                                          34-1350353
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                                Number)




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

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


     Common Shares, without par value                         15,693,752
-------------------------------------------         ----------------------------
                  (Class)                           (Outstanding at May 4, 2000)


The Exhibit index appears on sequential page 17.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX



                                                                                  Page
                                                                                 Number
Part I                FINANCIAL INFORMATION

             ITEM 1   FINANCIAL STATEMENTS
                      Consolidated Balance Sheets -
                          March 31, 2000 and December 31, 1999                      3

                      Consolidated Statements of Operations -
                          three months ended March 31, 2000 and 1999                4

                      Consolidated Statements of Cash Flows -
                          three months ended March 31, 2000 and 1999                5

                      Notes to Consolidated Financial Statements                  6 - 9

             ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                        10 - 14

Part II               OTHER INFORMATION

             ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                             15

Signatures                                                                         16

Exhibit Index                                                                      17
                      Exhibit 27* - financial data schedule

                      *Numbered in accordance with Item 601 of Regulation S-K

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           -------  --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                          March 31,        December 31,
                                                                            2000               1999
                                                                         -----------       ------------
 ASSETS                                                                  (Unaudited)
 Current assets:
   Cash                                                                   $     837         $   1,427
   Trade accounts receivable, net                                            41,080            48,526
   Inventories                                                               40,474            50,461
   Deferred income taxes                                                      4,702             5,074
   Prepaid expenses and other                                                 2,120             1,681
                                                                          ---------         ---------
           Total current assets                                              89,213           107,169
                                                                          ---------         ---------

Property, plant and equipment, at cost:
   Land                                                                       1,541             1,541
   Building                                                                   7,777             7,777
   Molds, tooling, and equipment                                             52,855            49,515
   Furniture and office equipment                                             8,178             7,787
   Assets under capital leases                                                4,696             4,694
   Leasehold improvements and other                                           5,341             5,137
                                                                          ---------         ---------
                                                                             80,388            76,451
           Less accumulated depreciation and amortization                   (40,770)          (37,556)
                                                                          ---------         ---------
                                                                             39,618            38,895
                                                                          ---------         ---------

Tooling deposits                                                              4,980             5,177
Other                                                                         1,223               651
                                                                          ---------         ---------
           Total assets                                                   $ 135,034         $ 151,892
                                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                 $  22,142         $  22,280
   Accrued liabilities:
      Advertising and promotion                                               7,886            15,932
      Salaries, benefits, and payroll taxes                                   2,657             8,005
      Warranty and customer returns                                           9,950            10,050
      Income taxes                                                            2,284             3,366
      Other                                                                   4,351             3,301
   Current portions of capital lease obligations and notes payable            5,224             5,285
                                                                          ---------         ---------
           Total current liabilities                                         54,494            68,219
                                                                          ---------         ---------

   Revolving credit facility                                                 34,700            32,200
   Capitalized lease obligations, less current portion                        2,417             2,504
                                                                          ---------         ---------
           Total long-term debt                                              37,117            34,704
   Deferred income taxes                                                      3,841             4,300
                                                                          ---------         ---------
           Total liabilities                                                 95,452           107,223
                                                                          ---------         ---------

   Commitments and contingencies (Note 3)                                         -                 -

Shareholders' equity:
   Common shares, at stated value                                               212               212
   Additional paid-in capital                                                42,635            42,528
   Retained earnings                                                         56,306            55,226
                                                                          ---------         ---------
                                                                             99,153            97,966

   Less treasury shares, at cost (9,588,600 and 8,491,000 shares
     at March 31, 2000 and December 31 1999, respectively)                  (59,571)          (53,297)
                                                                          ---------         ---------
           Total shareholders' equity                                        39,582            44,669
                                                                          ---------         ---------

           Total liabilities and shareholders' equity                     $ 135,034         $ 151,892
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                (Dollars in thousands, except per share amounts)


                                                              Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                             2000            1999
                                                           --------        --------
Net sales                                                  $103,470        $ 89,210

Cost of sales                                                80,015          67,194
                                                           --------        --------

   Gross margin                                              23,455          22,016

Advertising and promotion                                    11,990          10,978
Other selling                                                 1,978           1,952
General and administrative                                    4,886           4,218
Engineering and product development                           1,750           1,488
                                                           --------        --------

   Income from operations                                     2,851           3,380

Interest expense, net                                           674             285
Receivable securitization and other expense, net                470             269
                                                           --------        --------

Income before income taxes                                    1,707           2,826

Income tax expense                                              627           1,074
                                                           --------        --------

   Net income                                              $  1,080        $  1,752
                                                           ========        ========
BASIC
Weighted average number of common
  shares outstanding (in thousands)                          16,471          19,241

Earnings per share                                         $    .07        $    .09

DILUTED
Weighted average number of common
  shares and equivalents outstanding (in thousands)          16,717          19,283

Earnings per share                                         $    .06        $    .09

    The accompanying notes are an integral part of these financial statements

Part I - FINANCIAL INFORMATION
         Item 1 - FINANCIAL STATEMENTS
         ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                            -----------------------
                                                                              2000            1999
                                                                            -------         -------
 Cash flows from operating activities:
   Net income                                                               $ 1,080         $ 1,752
                                                                            -------         -------
   Adjustments to reconcile net income to
        net cash from operating activities:
      Depreciation and amortization                                           3,331           2,421
      Compensatory effect of stock awards                                       107               -
      Deferred income taxes                                                     (87)           (480)
      (Increase) decrease in assets:
         Trade accounts receivable, net                                       7,446          (1,661)
         Inventories                                                          9,987           3,133
         Refundable and accrued income taxes                                 (1,082)            351
         Prepaid expenses and other                                            (439)            (26)
         Other                                                                 (640)            (87)
      Increase (decrease) in liabilities:
         Trade accounts payable                                              (5,383)          2,903
         Accrued advertising and promotion                                   (8,046)            432
         Accrued salaries, benefits, and payroll taxes                       (5,348)             37
         Accrued warranty and customer returns                                 (100)            400
         Accrued other                                                        1,050            (607)
                                                                            -------         -------
              Total adjustments                                                 796           6,816
                                                                            -------         -------
            Net cash from operating activities                                1,876           8,568
                                                                            -------         -------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                 (3,986)           (920)
   Decrease (increase) in tooling deposits                                      197          (2,730)
                                                                            -------         -------
           Net cash from investing activities                                (3,789)         (3,650)
                                                                            -------         -------

Cash flows from financing activities:
   Proceeds (payments) on bank debt, net                                      7,745          (2,800)
   Payments on note payable                                                     (73)            (90)
   Payments on capital lease obligations                                        (75)            (85)
   Proceeds from exercise of stock options                                        -             150
   Repurchase of common stock                                                (6,274)         (2,093)
                                                                            -------         -------
           Net cash from financing activities                                 1,323          (4,918)
                                                                            -------         -------

Net decrease in cash                                                           (590)              -
                                                                            -------         -------
Cash at beginning of period                                                   1,427               -
                                                                            -------         -------

Cash at end of period                                                       $   837         $     -
                                                                            =======         =======

Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                                 $   783         $   399
                                                                            =======         =======

   Income taxes, net of refunds                                             $ 1,795         $ 1,188
                                                                            =======         =======

   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of March 31, 2000 and December 31, 1999, and the related statements of operations and cash flows as of, and for the interim periods ended, March 31, 2000 and 1999. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

       The Company's revenue recognition policy is to recognize revenues when products are shipped.

       The Company shortened the useful lives of tooling for certain product families due to declining sales volume and the launch of replacement products.

       Net income per share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted earnings per share.

NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories at March 31, 2000, and December 31, 1999, consisted of the following

                                            March 31,        December 31,
                                              2000              1999
                                              ----              ----

Finished goods                               $30,623           $37,280

Work in process and purchased parts            9,851            13,181
                                             -------           -------
                                             $40,474           $50,461
                                             =======           =======

NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At March 31, 2000, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $12,300 including commitments for television advertising through December 31, 2000. Other contractual commitments for items in the normal course of business total approximately $2,500.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 4:  DEBT

       The Company's collateralized revolving credit facility with availability of $80,000 has a maturity date of April 1, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 2000. The revolving credit facility permits additional share repurchases up to $40,000 as long as the Company remains in compliance with all covenants but prohibits the payment of cash dividends. The revolving credit facility is collateralized by the assets of the Company.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 2000, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At March 31, 2000, the Company received approximately $22,300 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $378 and $275 for the three months ended March 31, 2000 and 1999, respectively, and have been classified as Receivable securitization and other expense, net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $4,895. The note is collateralized by the Company's assembly and distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

NOTE 5:  SHARE REPURCHASE PROGRAM

       In February 2000, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,250 of its outstanding common shares. As of May 3, 2000, the Company has repurchased approximately 1,289 for an aggregate purchase price of $7,256 under this program. The program is scheduled to expire in February 2001.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

NOTE 6:  EARNINGS PER SHARE

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, for the calculation of earnings per share. Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of common stock equivalents.


                                                         Three months ended
                                                              March 31,
                                                      ----------------------
                                                        2000          1999
                                                      --------      --------

Net income                                            $  1,080      $  1,752
                                                      ========      ========
BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                       16,973        19,622
  Weighted average common shares issued
      during period                                          1             3
  Weighted average treasury shares repurchased
      during period                                       (503)         (384)
                                                      --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period             16,471        19,241
                                                      ========      ========

Net income per common share                           $   0.07      $   0.09
                                                      ========      ========

DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                       16,973        19,622
  Weighted average common shares issued
      during period                                          1             3
  Weighted average common share equivalents                246            42
  Weighted average treasury shares repurchased
      during period                                       (503)         (384)
                                                      --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period             16,717        19,283
                                                      ========      ========

Net income per common share                           $   0.06      $   0.09
                                                      ========      ========


NOTE 7:  SUBSEQUENT EVENT

       In April 2000, the Company entered into a 15 year operating lease agreement for a 458,000 square foot facility. This facility will serve as the Company's new corporate headquarters and distribution center. The lease commences on July 1, 2000, at which time the distribution operations will begin to be moved to the new facility. The corporate headquarter relocation is expected to be largely completed by year-end.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

NOTE 7:  SUBSEQUENT EVENT (CONTINUED)

       In connection with the relocation of distribution operations and corporate headquarters, certain leasehold improvements and furniture and fixtures will be taken out of service. Depreciation expense of approximately $1,000 will be accelerated over the remaining useful life for these assets resulting in zero book value by year-end. Additionally, the Company will incur expenses related to the facilities relocation. These expenses will be expensed as incurred.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
           ---------------------

RESULTS OF OPERATIONS
---------------------

       Net sales increased 16.0% for the first quarter ended March 31, 2000, compared with the same period in the prior year. The increase in the first quarter net sales, was due primarily to shipments of the Dirt Devil(R) Easy Steamer(TM), an upright carpet shampooer which was introduced in the third quarter of 1999, and higher shipments of certain upright vacuum cleaners. Overall sales to the top 5 customers (all of which are major retailers) increased in the first three months of 2000, but decreased as a percentage of net sales accounting for approximately 70.1% as compared with approximately 74.7% in the first three months of 1999. The Company believes that its dependence on sales to its largest customers will continue. Recently, some major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, decreased from 24.7% for the first quarter 1999 to 22.7% in the first quarter 2000. The gross margin percentage was negatively affected in 2000 by the sale of lower margin products and higher depreciation expense on tooling for certain product lines due to shortened expected useful lives.

       Advertising and promotion expenses increased 9.2% for the first quarter 2000 compared with the first quarter 1999, but decreased slightly as a percentage of net sales. The increase in advertising and promotion expenses was due primarily to increases in media spending and cooperative advertising. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

       Other selling expenses for the first quarter 2000 were comparable with the first quarter 1999. The principal components are internal sales and marketing personnel compensation.

       General and administrative expenses increased 15.8% for the first quarter 2000, compared with the first quarter in 1999, but remained the same as a percentage of net sales. The principal components are compensation (including benefits), insurance, and professional services. The dollar increase in the first quarter 2000 was primarily due to increases in employee related benefit expenses and professional services.

       Engineering and product development expenses increased 17.6% for the first quarter 2000 compared with the first quarter in 1999. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The increase in the first quarter 2000 was primarily due to costs associated with more new product introductions in 2000 and the timing of those introductions.

       Interest expense increased 136.5% for the first quarter 2000, compared with the first quarter in 1999. The increase in interest expense is the result of higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases.

       Receivable securitization and other expense, net, principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

       Due to the factors discussed above, the Company had income before income taxes for the first quarter 2000 of $1,707 compared to income before income taxes for the first quarter 1999 of $2,826.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
           ---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used cash generated from operations and revolving credit proceeds to fund its working capital needs, capital expenditures, and share repurchases. Working capital was $34,719 at March 31, 2000, a decrease of 10.9% over December 31, 1999. Current assets decreased by $17,956 reflecting in part a $7,446 decrease of trade accounts receivable, a decrease in inventory of $9,987, and a decrease in deferred and refundable income taxes of $372 partially offset by an increase in prepaid expenses and other of $439. Current liabilities decreased by $13,725 reflecting in part a $8,046 decrease in accrued advertising and promotion, a $5,348 decrease in accrued salaries, benefits, and payroll taxes and a $1,082 decrease in accrued income taxes partially offset by an increase of $1,050 in accrued other.

       In the first three months of 2000, the Company utilized $3,789 of cash for capital purchases, including approximately $1,800 of tooling related to the new Dirt Devil(R) Vision Lite(TM).

       The Company's collateralized revolving credit facility with availability up to $80,000 has a maturity date of April 1, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 2000. The revolving credit facility permits additional share repurchases up to $40,000, as long as the Company remains in compliance with all convenants, but prohibits the payment of cash dividends. The revolving credit facility is collateralized by the assets of the Company.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 2000, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At March 31, 2000 and December 31, 1999, the Company received approximately $22,300 and $23,100, respectively, from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $378 and $275 for the three months ended March 31, 2000 and 1999, respectively, and have been classified as Receivable securitization and other expense, net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       In February 2000, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,250 of its outstanding common shares. As of May 3, 2000, the Company has repurchased approximately 1,289 for an aggregate purchase price of $7,256 under this program. The program is scheduled to expire in February 2001.

       The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases under the current repurchase program and anticipated expenditures associated with the Company's planned move in the second half of 2000.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
           ---------------------

QUARTERLY OPERATING RESULTS
---------------------------

         The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for the interim periods.

                                                            Three Months Ended
                                  -------------------------------------------------------------------------

                                  March 31,       Dec. 31,        Sept. 30,       June 30,        March 31,
                                    2000            1999            1999            1999            1999
                                    ----            ----            ----            ----            ----
Net sales                         $103,470        $131,766        $106,520        $ 80,488        $ 89,210
Gross margin                        23,455          35,536          25,156          20,824          22,016
Net income                           1,080           3,660           4,407           2,863           1,752
Net income
   per share - diluted (a)        $   0.06        $   0.21        $   0.24        $   0.15        $   0.09

           (a)      Earnings per share is calculated based on the diluted method explained in Note 6 to the Consolidated Financial
                    Statements.


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

OTHER
-----

       The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer market and, in the hand-held market, Black & Decker. Several of these competitors are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company.

INFLATION
---------

       The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices. Due to the recent economic conditions, the cost of plastic resin and transportation has increased in 2000.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
           ---------------------

LITIGATION
----------

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

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
           ---------------------

FORWARD-LOOKING STATEMENTS
--------------------------

       Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing and aggressive product development environment, particularly in the bagless upright vacuum category, within the floor care industry; the impact of private-label programs by mass retailers; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the acceptance by consumers of the Company's new products, including the Company's line of Dirt Devil(R) Vision uprights with bagless technology and the Dirt Devil(R) Easy Steamer(TM); the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; and the uncertainty of the Company's foreign suppliers to continuously supply sourced finished goods and component parts.

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



                                    Royal Appliance Mfg. Co.
                                    ---------------------------------------
                                    (Registrant)





                                    /s/ Michael J. Merriman
                                    ---------------------------------------
                                    Michael J. Merriman
                                    Chief Executive Officer, President and
                                    Director
                                    (Principal Executive Officer)







Date: May 5, 2000                   /s/ Richard G. Vasek
      -----------                   ---------------------------------------
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