Form 10-Q
period 2000-06-30
ROYAL APPLIANCE MANUFACTURING CO
filed 2000-07-28
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended JUNE 30, 2000
                                                               -------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to ____________.

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



     Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

         Common Shares, without par value                   15,057,352
         --------------------------------         ------------------------------
                     (Class)                      (Outstanding at July 27, 2000)


The Exhibit index appears on sequential page 16.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX

                                                                        Page
                                                                        Number
                                                                        ------

Part I            FINANCIAL INFORMATION

         Item 1   Financial Statements
         ------   --------------------
                  Consolidated Balance Sheets -
                      June 30, 2000 and December 31, 1999                 3

                  Consolidated Statements of Operations -
                      three months and six months ended June 30, 2000
                      and 1999                                            4

                  Consolidated Statements of Cash Flows -
                      six months ended June 30, 2000 and 1999             5

                  Notes to Consolidated Financial Statements            6 - 8

         Item 2   Management's Discussion and Analysis of Financial
         ------   -------------------------------------------------
                  Condition and Results of Operations                   9 - 12
                  -----------------------------------

Part II           OTHER INFORMATION

         Item 4   Submission of Matters to a Vote of Security Holders     13
         ------   ---------------------------------------------------

         Item 5   Other Information                                       13
         ------   -----------------

         Item 6   Exhibits and Reports on Form 8-K                     13-14
         ------   --------------------------------

Signatures                                                                15

Exhibit Index    Exhibit 10(k) - Phantom Stock Plan effective             16
                                 March 31, 2000

                 Exhibit 10(l) - Lease dated October 15, 1996, as amended,
                                 with respect to Glenwillow, Ohio property between Health-O-Meter Products, Inc. n.k.a Sunbeam Products, Inc. and Duke Realty Limited Partnership, as lessor, together with the lease assignment effective July 1, 2000, between Sunbeam Products, Inc., Royal Appliance Mfg. Co. and Dugan Realty L.L.C. f.k.a. Duke Realty Limited Partnership.

                 Exhibit 27* -   financial data schedule

                 *Numbered in accordance with Item 601 of Regulation S-K

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                        June 30,     December 31,
                                                                          2000           1999
                                                                       ---------      ---------
                                                                      (Unaudited)
ASSETS
Current assets:
   Cash                                                                $     392      $   1,427
   Trade accounts receivable, net                                         30,062         48,526
   Inventories                                                            50,314         50,461
   Deferred income taxes                                                   5,869          5,074
   Prepaid expenses and other                                              2,365          1,681
                                                                       ---------      ---------
           Total current assets                                           89,002        107,169
                                                                       ---------      ---------

Property, plant and equipment, at cost:
   Land                                                                    1,541          1,541
   Building                                                                7,777          7,777
   Molds, tooling, and equipment                                          55,839         49,515
   Furniture and office equipment                                          9,047          7,787
   Assets under capital leases                                             4,582          4,694
   Leasehold improvements and other                                        5,452          5,137
                                                                       ---------      ---------
                                                                          84,238         76,451
           Less accumulated depreciation and amortization                (42,236)       (37,556)
                                                                       ---------      ---------
                                                                          42,002         38,895
                                                                       ---------      ---------

Tooling deposits                                                           1,812          5,177
Other                                                                      1,464            651
                                                                       ---------      ---------
           Total assets                                                $ 134,280      $ 151,892
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $  25,110      $  22,280
   Accrued liabilities:
      Advertising and promotion                                            8,435         15,932
      Salaries, benefits, and payroll taxes                                2,796          8,005
      Warranty and customer returns                                        9,400         10,050
      Income taxes                                                          --            3,366
      Other                                                                4,366          3,301
   Current portions of capital lease obligations and notes payable         5,166          5,285
                                                                       ---------      ---------
           Total current liabilities                                      55,273         68,219
                                                                       ---------      ---------
   Revolving credit agreement                                             39,900         32,200
   Capitalized lease obligations, less current portion                     2,322          2,504
                                                                       ---------      ---------
           Total long-term debt                                           42,222         34,704
                                                                       ---------      ---------
   Deferred income taxes                                                   3,867          4,300
                                                                       ---------      ---------
           Total liabilities                                             101,362        107,223
                                                                       ---------      ---------

   Commitments and contingencies (Note 3)                                   --             --

Shareholders' equity:
   Common shares, at stated value                                            212            212
   Additional paid-in capital                                             42,751         42,528
   Retained earnings                                                      54,801         55,226
   Accumulated other comprehensive income                                   --             --
                                                                       ---------      ---------
                                                                          97,764         97,966

   Less treasury shares, at cost (10,431,700 and 8,491,000 shares
     at June 30, 2000 and December 31 1999, respectively)                (64,846)       (53,297)
                                                                       ---------      ---------
           Total shareholders' equity                                     32,918         44,669
                                                                       ---------      ---------
           Total liabilities and shareholders' equity                  $ 134,280      $ 151,892
                                                                       =========      =========

The accompanying notes are an integral part of these financial statements.

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                (Dollars in thousands, except per share amounts)


                                            Three Months Ended           Six Months Ended
                                                 June 30,                     June 30,
                                         ------------------------     ------------------------
                                            2000           1999          2000           1999
                                         ---------      ---------     ---------      ---------
Net sales                                $  82,075      $  80,488     $ 185,545      $ 169,698

Cost of sales                               66,624         59,664       146,639        126,858
                                         ---------      ---------     ---------      ---------

   Gross margin                             15,451         20,824        38,906         42,840

Advertising and promotion                    9,507          8,072        21,497         19,050
Other selling                                2,343          2,172         4,321          4,124
General and administrative                   3,552          3,892         8,438          8,110
Engineering and product development          1,322          1,539         3,072          3,027
                                         ---------      ---------     ---------      ---------

   (Loss) income from operations            (1,273)         5,149         1,578          8,529

Interest expense, net                          747            183         1,422            468
Receivable securitization and other
   expense, net                                361            357           831            626
                                         ---------      ---------     ---------      ---------

(Loss) income before income taxes           (2,381)         4,609          (675)         7,435

Income tax (benefit) expense                  (877)         1,746          (250)         2,820
                                         ---------      ---------     ---------      ---------

   Net (loss) income                     $  (1,504)     $   2,863     $    (425)     $   4,615
                                         =========      =========     =========      =========

BASIC
Weighted average number of common
  shares outstanding (in thousands)         15,467         19,098        15,948         19,170

(Loss) earnings per share                $   (0.10)     $     .15     $   (0.03)     $     .24

DILUTED
Weighted average number of common
  shares and equivalents outstanding
  (in thousands)                            15,467         19,353        15,948         19,300

(Loss) earnings per share                $   (0.10)     $     .15     $   (0.03)     $     .24


   The accompanying notes are an integral part of these financial statements

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)

                                                                       Six Months
                                                                      Ended June 30,
                                                                 -----------------------

                                                                    2000         1999
                                                                 --------      --------
Cash flows from operating activities:
   Net (loss) income                                             $   (425)     $  4,615
                                                                 --------      --------
   Adjustments to reconcile net (loss) income to
        net cash from operating activities:
      Depreciation and amortization                                 7,687         5,116
      Compensatory effect of stock options                            143             -
      (Gain) loss on disposal of tooling and equipment                (32)           71
      Deferred income taxes                                          (433)         (152)
      (Increase) decrease in assets:
         Trade accounts receivable, net                            18,464         7,700
         Inventories                                                  147        (6,664)
         Refundable and accrued income taxes                       (4,161)         (372)
         Prepaid expenses and other                                  (684)         (681)
         Other                                                       (982)         (136)
      Increase (decrease) in liabilities:
         Trade accounts payable                                     2,830           364
         Accrued advertising and promotion                         (7,497)       (1,708)
         Accrued salaries, benefits, and payroll taxes             (5,209)        1,899
         Accrued warranty and customer returns                       (650)          500
         Accrued other                                              1,065          (777)
                                                                 --------      --------
              Total adjustments                                    10,688         5,160
                                                                 --------      --------
            Net cash from operating activities                     10,263         9,775
                                                                 --------      --------
Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net      (10,625)       (8,131)
   Decrease (increase) in tooling deposits                          3,365        (1,628)
   Proceeds from sale of equipment                                     32             -
                                                                 --------      --------
           Net cash from investing activities                      (7,228)       (9,759)
                                                                 --------      --------

Cash flows from financing activities:
   Proceeds from bank debt, net                                     7,700         2,800
   Payments on note payable                                          (148)         (159)
   Payments on capital lease obligations                             (153)         (143)
   Proceeds from exercise of stock options                             80           323
   Repurchase of common stock                                     (11,549)       (2,093)
                                                                 --------      --------
           Net cash from financing activities                      (4,070)          728
                                                                 --------      --------

Net (decrease) increase in cash                                    (1,035)          744
                                                                 --------      --------

Cash at beginning of period                                         1,427             -
                                                                 --------      --------

Cash at end of period                                            $    392      $    744
                                                                 ========      ========

Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                      $  1,552      $    606
                                                                 ========      ========

   Income taxes, net of refunds                                  $  4,352      $  3,330
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of June 30, 2000 and December 31, 1999, and the related statements of operations and cash flows as of, and for the interim periods ended, June 30, 2000 and 1999. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2: INVENTORIES

         Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method. Inventories at June 30, 2000, and December 31, 1999, consisted of the following

                                                       June 30,  December 31,
                                                         2000       1999
                                                       -------     -------

          Finished goods                               $39,828     $37,280

          Work in process and purchased parts           10,486      13,181
                                                       -------     -------
          Inventories at FIFO cost                     $50,314     $50,461
                                                       =======     =======

NOTE 3: COMMITMENTS AND CONTINGENCIES

       At June 30, 2000, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $13,400, including commitments for television advertising through December 31, 2000. Other contractual commitments for items in the normal course of business total approximately $3,100.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3: COMMITMENTS AND CONTINGENCIES (CONTINUED)

       The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The claim asserts the Company's Dirt Devil(R) Easy Steamer infringes certain patents held by Hoover. Hoover seeks damages, injunction of future production, and legal fees. The Company is vigorously defending the suit and believes that it is without merit. If Hoover were to prevail on all of its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company

       The Company is involved in various other claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

NOTE 4: DEBT

       The Company's collateralized revolving credit facility provides up to $80,000 of Borrowings and has a maturity date of April 1, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 2000. The revolving credit facility permits share repurchases up to $40,000 as long as the Company remains in compliance with all covenants but prohibits the payment of cash dividends. As of July 27, 2000, the Company had approximately $28,500 available for additional share repurchases under its current revolving credit facility. The revolving credit facility is collateralized by the assets of the Company.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 2000, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At June 30, 2000, the Company received approximately $16,500 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $709 and $565 for the six months ended June 30, 2000 and 1999, respectively, and have been classified as Receivable securitization and other expense, net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $4,820. The note is collateralized by the Company's assembly and distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the balance of approximately $4,775 is due. The carrying amount of the mortgage note payable approximates fair value.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (In Thousands, except per share amounts)

NOTE 5: SHARE REPURCHASE PROGRAM

       In February 2000, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,250 of its outstanding common shares. As of July 27, 2000, the Company has repurchased approximately 1,941 shares for an aggregate purchase price of $11,549 under the current program. The current program is scheduled to expire in February 2001.

NOTE 6: (LOSS) EARNINGS PER SHARE

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, for the calculation of earnings per share. Basic (loss) earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of common stock equivalents. The press release dated July 18, 2000 incorrectly reported diluted loss per share of $.09 due to the inclusion of antidilutive common share equivalents.

                                                     Three months ended         Six Months Ended
                                                          June 30,                   June 30,
                                                      2000         1999         2000          1999
                                                   --------      --------     --------      --------
Net (loss) income                                  $ (1,504)     $  2,863     $   (425)     $  4,615
                                                   ========      ========     ========      ========

BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                    15,875        19,095       16,973        19,622
  Weighted average common shares issued
      during period                                      13             3            7            28
  Weighted average treasury shares repurchased
      during period                                    (421)            -       (1,032)         (480)
                                                   --------      --------     --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period          15,467        19,098       15,948        19,170
                                                   ========      ========     ========      ========

Net (loss) income per common share                 $  (0.10)     $   0.15     $  (0.03)     $   0.24
                                                   ========      ========     ========      ========

DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                    15,875        19,095       16,973        19,622
  Weighted average common shares issued
      during period                                      13             3            7            28
  Weighted average common share equivalents               -           255            -           130
  Weighted average treasury shares repurchased
      during period                                    (421)            -       (1,032)         (480)
                                                   --------      --------     --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period          15,467        19,353       15,948        19,300
                                                   ========      ========     ========      ========
Net (loss) income per common share                 $  (0.10)     $   0.15     $  (0.03)     $   0.24
                                                   ========      ========     ========      ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (DOLLARS IN THOUSANDS)
       ------------------------------------

RESULTS OF OPERATIONS
---------------------

       Net sales increased 2.0% for the second quarter and increased 9.3% for the six-month period ended June 30, 2000, compared with the same periods in the prior year. The increase in the second quarter net sales and net sales for the six months ended June 30, 2000, was due primarily to shipments of the Dirt Devil(R) Easy Steamer(TM), an upright carpet shampooer introduced in the third quarter of 1999. Overall sales to the top 5 customers (all of which are major retailers) increased in the first six months of 2000, although as a percentage, sales to the top 5 customers were 68.1% of net sales as compared with approximately 71.4% in the first six months of 1999. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, decreased from 25.9% for the second quarter 1999 to 18.8% in the second quarter 2000 and from 25.2% in the first six months of 1999 to 21.0% in the first six months of 2000. The gross margin percentage was negatively affected in 2000 primarily by heightened competition resulting in lower margins on various products, higher depreciation expense on tooling for certain product lines due to shortened expected useful lives and inventory obsolescence charges related to the corded Mop Vac and Broom Vac. We expect gross margins to improve in the second half of 2000 when several new products will be introduced to the market.

       Advertising and promotion expenses increased 17.8% for the second quarter 2000 and increased 12.8% for the six month period ended June 30, 2000 compared with the same periods in 1999. The increase for the three and six-month periods was due primarily to increases in cooperative advertising and media spending for the Dirt Devil(R) Easy Steamer(TM). The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

       Other selling expenses increased 7.9% for the second quarter 2000 and increased 4.8% for the six month period ended June 30, 2000 compared with the same periods in 1999. The increase is primarily due to internal sales and marketing personnel costs, which are the largest components of other selling expenses. Other selling expenses increased as a percentage of sales for the second quarter 2000 from 2.7% to 2.9% and decreased for the six-month period ended June 30, 2000, from 2.4% to 2.3%, compared with the same periods in 1999.

       General and administrative expenses decreased 8.7% for the second quarter 2000 and increased 4.0% for the six-month period ended June 30, 2000, compared with the same periods in 1999. General and administrative expenses decreased as a percentage of net sales for the second quarter 2000 from 4.8% to 4.3% and for the six month period ended June 30, 2000, from 4.8% to 4.5%, compared with the same periods in 1999. The principal components are compensation (including benefits), insurance, provision for doubtful accounts, travel and professional services. The dollar increase in the six-month period ended June 30, 2000, was primarily due to increases in employee related benefit expenses and professional services.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
       ------------------------------------------------

RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)(CONTINUED)
--------------------------------------------------------------

       Engineering and product development expenses decreased 14.1% for the second quarter 2000 and was comparable for the six-month period ended June 30, 2000. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The decrease in the second quarter of 2000 was primarily due to the timing of costs associated with new product introductions in 2000 as compared to the new product introductions in the second quarter of 1999.

       Interest expense increased 308.2% for the second quarter 2000 and increased 203.8% for the six-month period ended June 30, 2000, compared with the same periods in 1999. The increase in interest expense is the result of higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases, and higher effective borrowing rates.

       Receivable securitization and other expense, net principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

       Due to the factors discussed above, the Company had a loss before income taxes for the second quarter and six months ended June 30, 2000, of $2,381 and $675, respectively, as compared to income before income taxes for the second quarter and six months ended June 30, 1999, of $4,609 and $7,435, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used cash generated from operations to fund its working capital needs, capital expenditures, and share repurchases. Working capital was $33,729 at June 30, 2000, a decrease of 13.4% over December 31, 1999. Current assets decreased by $18,167 reflecting a $18,464 reduction of trade accounts receivable partially offset by an increase in deferred and refundable income taxes of $795 and an increase in prepaid expenses and other of $684. Current liabilities decreased by $12,946, reflecting a decrease in accrued advertising and promotion of $7,497, a decrease in accrued salaries, benefits and payroll taxes of $5,209, a decrease of $650 in accrued warranty and customer returns and a decrease of $3,366 in accrued income taxes partially offset by an increase in trade accounts payable of $2,830 and an increase of $1,065 in accrued other.

       In the first six months of 2000, the Company utilized $7,260 of cash for capital purchases, including approximately $5,600 of tooling related to the new Dirt Devil(R) Vision Lite(TM) and the Dirt Devil(R) Vision(TM) with Sensor.

       The Company's collateralized revolving credit facility provides up to $80,000 of borrowings and has a maturity date of April 1, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 2000. The revolving credit facility permits share repurchases up to $40,000 as long as the Company remains in compliance with all covenants but prohibits the payment of cash dividends. As of July 27, 2000, the Company had approximately $28,500 available for additional share repurchases under its current revolving credit facility. The revolving credit facility is collateralized by the assets of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (DOLLARS IN THOUSANDS)(CONTINUED)
       -----------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 2000, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At June 30, 2000, the Company received approximately $16,500 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $709 and $565 for the six months ended June 30, 2000 and 1999, respectively, and have been classified as Receivable securitization and other expense, net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

         In February 2000, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,250 of its outstanding common shares. The February 2000 repurchase program is one of a series of programs that began in 1997. As of July 27, 2000, the Company has repurchased approximately 1,941 shares for an aggregate purchase price of $11,549 under the current program, and an aggregate of 9,231 shares since the repurchases began in 1997. The current program is scheduled to expire in February 2001.

       The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases under the February 2000 repurchase program.

QUARTERLY OPERATING RESULTS
---------------------------

         The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for the interim periods.

                                                                     Three Months Ended
                                      ----------------------------------------------------------------------------------------
                                      June 30,       March 31,        Dec. 31,        Sept. 30,        June 30,       March 31,
                                        2000           2000             1999            1999             1999            1999
                                      -------        --------         --------        --------         -------         -------
                                                      (Dollars in thousands, except per share amounts)

Net sales                             $82,075        $103,470         $131,766        $106,520         $80,488         $89,210

Gross margin                           15,451          23,455           35,536          25,156          20,824          22,016

Net (loss) income                      (1,504)          1,080            3,660           4,407           2,863           1,752

Net (loss) income per                 $  (.10)       $    .06         $    .21        $    .24         $   .15         $   .09
  common share (a)

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (DOLLARS IN THOUSANDS)(CONTINUED)
       -----------------------------------------------

OTHER
-----

       The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company's most significant competitors are Hoover, Eureka, and Bissell in the upright and carpet shampooer market and in the hand-held market, Black & Decker. These competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company.

INFLATION
---------

       The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices. Due to recent economic conditions, the cost of plastic resin and transportation has increased in 2000.

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

Part II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         (a) The Company's annual meeting of shareholders was held April 25, 2000.

         (b) At the annual meeting, the Company's shareholders elected Messrs. Jack Kahl Jr., Michael J. Merriman, and John P. Rochon, as Class I Directors for a two-year term which expires at the annual shareholders meeting in 2002.

              The term of office of Messrs. E. Patrick Nalley, Joseph B. Richey II, and R. Louis Schneeberger, the Class II Directors, continued after the 2000 meeting; such term expires at the annual shareholders meeting in 2001.

         (c) At the annual meeting, the Company's shareholders ratified the appointment of PricewaterhouseCoopers L.L.P. as auditors of the Company for 2001. The holders of 13,972,782 common shares voted to ratify the appointment, the holders of 41,847 common shares voted against the ratification, and the holders of 23,547 common shares abstained.

              The following tabulation represents voting for the Class I
              Directors

              NAME                        FOR                 WITHHELD AUTHORITY
              ----                        ---                 ------------------
              Mr. Kahl                  13,941,723                  96,453
              Mr. Merriman              13,936,568                 101,608
              Mr. Rochon                13,936,823                 101,353

         (d)  Not applicable

ITEM 5 - Other Information
------   -----------------

         In the second quarter of 1999, the Company hired McDonald Investments Inc. to assist the Board of Directors in exploring strategic alternatives to maximize its shareholders' value. Although the Company received preliminary indications of interest from several potential suitors, none of the indications of interest resulted in an agreement. In July 1999, the Company announced that its engagement of McDonald Investments was completed. Subsequent to July 1999, the Company, McDonald Investments and Richmont Capital Partners I, L.P., which beneficially owns almost 20% of the outstanding Common Stock of the Company and whose Chairman is a director of the Company, have continued to receive occasional inquiries, including recent inquiries, from potential suitors. In a few cases, the Company and/or Richmont have met with the interested parties. None of the inquiries or informal talks resulted in any definitive offers, nor did the Company believe that any interested party, at such time, had the financial commitments to consummate an acquisition. In response to inquiries, Richmont has indicated that, based on current market conditions and the position of the Company, as a shareholder, it would not consider selling its shares of Company Stock at a price less than "low double digits".

ITEM 6 - Exhibits and Reports on Form 8-K
------   --------------------------------

         Forms 8-K - None

         The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

              Exhibit 10(k) - Phantom Stock Plan effective March 31, 2000

              Exhibit 10(l) - Lease dated October 15, 1996, as amended, with respect to Glenwillow, Ohio property between Health-O-Meter Products, Inc. n.k.a Sunbeam Products, Inc. and Duke Realty Limited Partnership, as lessor, together with the lease assignment effective July 1, 2000, between Sunbeam Products, Inc., Royal Appliance Mfg. Co. and Dugan Realty L.L.C. f.k.a. Duke Realty Limited Partnership.

              Exhibit 27 - Financial data schedule (EDGAR filing only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Royal Appliance Mfg. Co.
                           -----------------------------------------------------

(Registrant)





                           /s/ Michael J. Merriman
                           -----------------------------------------------------
                           Michael J. Merriman
                           Chief Executive Officer, President and Director (Principal Executive Officer)







Date:  July 28, 2000       /s/ Richard G. Vasek
       -------------       -----------------------------------------------------
                           Richard G. Vasek
                           Chief Financial Officer, Vice President - Finance and
                           Secretary (Principal Financial Officer)

                                INDEX TO EXHIBITS

                                                                          PAGE
                                                                          NUMBER
                                                                          ------

Exhibit 10(k) - Phantom Stock Plan effective March 31, 2000               17-34

Exhibit 10(l) - Lease dated October 15, 1996, as amended, with respect    35-99
                to 35-99 Glenwillow, Ohio property between Health-O-Meter Products, Inc. n.k.a Sunbeam Products,
                Inc. and Duke Realty Limited Partnership, as lessor, together with the lease assignment dated effective July
                1, 2000, between Sunbeam Products, Inc., Royal
                Appliance Mfg. Co. and Dugan Realty L.L.C. f.k.a. Duke
                Realty Limited Partnership.

Exhibit 27 -    Financial data schedule (EDGAR filing only)                 100