Form 10-Q
period 2000-09-30
ROYAL APPLIANCE MANUFACTURING CO
filed 2000-11-13
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 2000.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934. For the transition period from       to         .
                                                              ------   --------
         Commission file number 0-19431
                                -------



                            ROYAL APPLIANCE MFG. CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            OHIO                                      34-1350353
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



   7005 COCHRAN ROAD, GLENWILLOW, OHIO                  44139
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               Zip Code



                                  (440)996-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

     Common Shares, without par value                     14,181,552
--------------------------------------------   ---------------------------------
                  (Class)                      (Outstanding at November 8, 2000)


The Exhibit index appears on sequential page 16.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

Part I                FINANCIAL INFORMATION

             ITEM 1   FINANCIAL STATEMENTS
                      Consolidated Balance Sheets -
                          September 30, 2000 and December 31, 1999          3

                      Consolidated Statements of Operations - three
                          months and nine months ended September 30, 2000
                          and 1999                                          4

                      Consolidated Statements of Cash Flows - nine
                          months ended September 30, 2000 and 1999          5

                      Notes to Consolidated Financial Statements           6-8

             ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                  9-13

Part II               OTHER INFORMATION

             ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                     14

Signatures                                                                 15

Exhibit Index

                      Exhibit 27* - financial data schedule                16

                      *Numbered in accordance with Item 601 of Regulation S-K

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS



                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                             (Dollars in thousands)



                                                                      September 30,   December 31,
                                                                          2000            1999
                                                                      -------------   ------------
 ASSETS                                                                (Unaudited)
 Current assets:
   Cash                                                                $       -      $   1,427
   Trade accounts receivable, net                                         38,445         48,526
   Inventories                                                            54,565         50,461
   Deferred income taxes                                                   5,122          5,074
   Prepaid expenses and other                                              3,282          1,681
                                                                       ---------      ---------
           Total current assets                                          101,414        107,169
                                                                       ---------      ---------

Property, plant and equipment, at cost:
   Land                                                                    1,541          1,541
   Building                                                                7,777          7,777
   Molds, tooling, and equipment                                          54,694         49,515
   Furniture and office equipment                                         10,572          7,787
   Assets under capital leases                                             4,582          4,694
   Leasehold improvements and other                                        5,577          5,137
                                                                       ---------      ---------
                                                                          84,743         76,451
           Less accumulated depreciation and amortization                (44,080)       (37,556)
                                                                       ---------      ---------
                                                                          40,663         38,895
                                                                       ---------      ---------

Tooling deposits                                                           2,261          5,177
Other                                                                      1,407            651
                                                                       ---------      ---------
           Total assets                                                $ 145,745      $ 151,892
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $  26,983      $  22,280
   Accrued liabilities:
      Advertising and promotion                                            8,423         15,932
      Salaries, benefits, and payroll taxes                                3,331          8,005
      Warranty and customer returns                                        9,500         10,050
      Income taxes                                                           -            3,366
      Other                                                                4,741          3,301
   Current portions of capital lease obligations and notes payable         5,100          5,285
                                                                       ---------      ---------
           Total current liabilities                                      58,078         68,219
                                                                       ---------      ---------

   Revolving credit agreement                                             51,700         32,200
   Capitalized lease obligations, less current portion                     2,219          2,504
                                                                       ---------      ---------
           Total long-term debt                                           53,919         34,704
                                                                       ---------      ---------
   Deferred income taxes                                                   3,476          4,300
                                                                       ---------      ---------
           Total liabilities                                             115,473        107,223
                                                                       ---------      ---------
   Commitments and contingencies (Note 3)                                      -              -

Shareholders' equity:
   Common shares, at stated value                                            212            212
   Additional paid-in capital                                             42,914         42,528
   Retained earnings                                                      58,146         55,226
                                                                       ---------      ---------
                                                                         101,272         97,966

   Less treasury shares, at cost (11,327,400 and 8,491,000 shares
     at September 30, 2000 and December 31, 1999, respectively)          (71,000)       (53,297)
                                                                       ---------      ---------
           Total shareholders' equity                                     30,272         44,669
                                                                       ---------      ---------
           Total liabilities and shareholders' equity                  $ 145,745      $ 151,892
                                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

Part I - FINANCIAL INFORMATION
         Item 1 - FINANCIAL STATEMENTS



                  ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

               (Dollars in thousands, except per share amount)



                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                ----------------------    ---------------------
                                                  2000         1999         2000          1999

Net sales                                       $ 96,129     $106,520     $281,674     $276,218

Cost of sales                                     74,351       81,364      220,990      208,222
                                                --------     --------     --------     --------
   Gross margin                                   21,778       25,156       60,684       67,996

Advertising and promotion                          8,130        8,827       29,627       27,877
Other selling                                      2,164        2,587        6,485        6,711
General and administrative                         4,658        4,444       13,096       12,554
Engineering and product development                1,624        1,646        4,696        4,673
                                                --------     --------     --------     --------

   Income from operations                          5,202        7,652        6,780       16,181

Interest expense, net                                986          418        2,408          886
Receivable securitization and other expense
   (income), net                                     436          322        1,267          948
                                                --------     --------     --------     --------

Income before income taxes                         3,780        6,912        3,105       14,347

Income tax expense                                   435        2,505          185        5,325
                                                --------     --------     --------     --------

   Net income                                   $  3,345     $  4,407     $  2,920     $  9,022
                                                ========     ========     ========     ========
BASIC

Weighted average number of common
  shares outstanding (in thousands)               14,592       18,067       15,454       18,794

Earnings per share                              $    .23     $    .24     $    .19     $    .48

DILUTED

Weighted average number of common
  shares and equivalents outstanding
  (in thousands)                                  15,247       18,425       15,943       18,992

Earnings per share                              $    .22     $    .24     $    .18     $    .48

    The accompanying notes are an integral part of these financial statements

PART I -   FINANCIAL INFORMATION
           ITEM 1 - FINANCIAL STATEMENTS



                  ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                            (Dollars in thousands)




                                                                                   Nine Months
                                                                              Ended September 30,
                                                                            -------------------------
                                                                              2000             1999
                                                                            --------         --------
 Cash flows from operating activities:
   Net income                                                               $  2,920         $  9,022
                                                                            --------         --------
   Adjustments to reconcile net income to
        net cash from operating activities:
         Depreciation and amortization                                        11,474            8,650
         Compensatory effect of stock options                                    247              -
         (Gain) loss on sale of property, plant and equipment, net               (32)              85
         Deferred income taxes                                                  (872)             -
      (Increase) decrease in assets:
         Trade accounts receivable, net                                       10,081           (5,429)
         Inventories                                                          (4,104)         (16,221)
         Refundable and accrued income taxes                                  (3,366)             (61)
         Prepaid expenses and other                                           (1,601)           1,986
         Other                                                                (1,026)            (222)
      Increase (decrease) in liabilities:
         Trade accounts payable                                                4,703           12,592
         Accrued advertising and promotion                                    (7,509)           1,125
         Accrued salaries, benefits, and payroll taxes                        (4,674)           4,798
         Accrued warranty and customer returns                                  (550)             850
         Accrued other                                                           908           (3,103)
                                                                            --------         --------
              Total adjustments                                                3,679            5,050
                                                                            --------         --------
            Net cash from operating activities                                 6,599           14,072
                                                                            --------         --------
Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                 (12,440)         (12,178)
   Decrease (increase) in tooling deposits                                     2,916           (1,562)
   Proceeds from sale of plant and equipment, net                                 32              -
                                                                            --------         --------
           Net cash from investing activities                                 (9,492)         (13,740)
                                                                            --------         --------

Cash flows from financing activities:
   Proceeds on bank debt, net                                                 19,500           10,100
   Payments on note payable                                                     (224)            (230)
   Payments on capital lease obligations                                        (246)            (213)
   Proceeds from exercise of stock options                                       139              381
   Repurchase of common stock                                                (17,703)         (10,036)
                                                                            --------         --------
           Net cash from financing activities                                  1,466                2
                                                                            --------         --------
Net (decrease) increase in cash                                               (1,427)             334
                                                                            --------         --------
Cash at beginning of period                                                    1,427              -
                                                                            --------         --------
Cash at end of period                                                       $    -           $    334
                                                                            ========         ========
Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                                 $  2,616         $  1,007
                                                                            ========         ========
   Income taxes, net of refunds                                             $  4,413         $  5,379
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of September 30, 2000 and December 31, 1999, and the related statements of operations and cash flows as of, and for the interim periods ended, September 30, 2000 and 1999. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report (Form 10-K).

       The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

       The Company's revenue recognition policy is to recognize revenues when products are shipped. The Company will be required to ensure that it is in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, in the fourth quarter of 2000. Based upon the Company's current analysis, management does not believe that the application of SAB 101 will result in any material adjustments to previously reported financial information although certain disclosures may be enhanced in accordance with the SAB guidance.

       Earnings per share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted earnings per share.

NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories at September 30, 2000, and December 31, 1999, consisted of the following:

                                              September 30,      December 31,
                                                   2000              1999
                                                   ----              ----

Finished goods                                   $39,920           $37,280

Work in process and purchased parts               14,645            13,181
                                                 -------           -------
                                                 $54,565           $50,461
                                                 =======           =======

NOTE 3:  COMMITMENTS AND CONTINGENCIES

         At September 30, 2000, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $12,475, including commitments for television advertising through December 31, 2000. Other contractual commitments for items in the normal course of business total approximately $3,100.

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

NOTE 4:  DEBT

       The Company's collateralized revolving credit facility provides up to $80,000 of borrowings and has a maturity date of April 1, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 2000. The revolving credit facility permits share repurchases up to $40,000 as long as the Company remains in compliance with all covenants and prohibits the payment of cash dividends. As of November 8, 2000, the Company had approximately $22,300 available for additional share repurchases under its current revolving credit facility. The revolving credit facility is collateralized by the assets of the Company.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 2000, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At September 30, 2000, the Company received approximately $16,600 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1,061 and $859 for the nine months ended September 30, 2000 and 1999, respectively, and have been classified as Receivable securitization and other expense (income), net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

       The Company has a 7.9% fixed rate mortgage note payable in the amount of $4,744. The note is collateralized by the Company's assembly and distribution facility. Monthly payments of principal and interest are payable through November 1, 2000, at which time the remaining balance of approximately $4,661 was paid. The carrying amount of the mortgage note payable approximates fair value.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


NOTE 5:  SHARE REPURCHASE PROGRAM

       In February 2000, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,250 of its outstanding common shares. As of November 8, 2000, the Company has repurchased approximately 2,836 shares for an aggregate purchase price of $17,703 under the current program, and an aggregate of 10,126 shares since the repurchases began in 1997. The current program is scheduled to expire in February 2001.

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



                                                         Three months ended                Nine months ended
                                                            September 30,                     September 30,
                                                         -------------------            -------------------------
                                                          2000         1999               2000             1999
                                                         ------       ------            -------           ------

Net income                                            $  3,345         $  4,407         $  2,920         $  9,022
                                                      ========         ========         ========         ========
BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                       15,033           19,136           16,973           19,622
  Weighted average common shares issued
      during period                                          7               37               15               53
  Weighted average treasury shares repurchased
      during period                                       (448)          (1,106)          (1,534)            (881)
                                                      --------         --------         --------         --------

Weighted average common shares outstanding,
      net of treasury shares, end of period             14,592           18,067           15,454           18,794
                                                      ========         ========         ========         ========

Net income per common share                           $   0.23         $   0.24         $   0.19         $   0.48
                                                      ========         ========         ========         ========
DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                       15,033           19,136           16,973           19,622
  Weighted average common shares issued
      during period                                          7               37               15               53
  Weighted average common share equivalents                655              358              489              198
  Weighted average treasury shares repurchased
      during period                                       (448)          (1,106)          (1,534)            (881)
                                                      --------         --------         --------         --------
Weighted average common shares outstanding,
      net of treasury shares, end of period             15,247           18,425           15,943           18,992
                                                      ========         ========         ========         ========
Net income per common share                           $   0.22         $   0.24         $   0.18         $   0.48
                                                      ========         ========         ========         ========

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS)
         -------------


RESULTS OF OPERATIONS
---------------------

       Net sales decreased 9.8% for the third quarter and increased 2.0% for the nine-month period ended September 30, 2000, compared with the same periods in the prior year. The increase in net sales for the nine months ended September 30, 2000 was primarily attributable to higher shipments of the Company's Dirt Devil Easy Steamer(TM), an upright carpet shampooer which was introduced in the third quarter of 1999. The decrease in net sales for the third quarter of 2000 was primarily attributable to lower shipments of the Company's line of upright vacuum cleaners. Overall sales to the top 5 customers in the first nine months of 2000 (all of which are major retailers) were comparable to the first nine months of 1999. Sales to the top 5 customers accounted for approximately 67.3% of net sales in the first nine months of 2000 as compared with approximately 68.7% in the first nine months of 1999. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, decreased from 23.6% for the third quarter 1999 to 22.7% in the third quarter 2000 and decreased from 24.6% in the first nine months of 1999 to 21.5% in the first nine months of 2000. The gross margin percentage was negatively affected primarily by heightened competition resulting in lower margins on various products, higher depreciation expense on tooling for certain product lines due to shortened expected useful lives and inventory obsolescence charges related primarily to the discontinued corded Mop Vac product.

       Advertising and promotion expenses decreased 7.9% for the third quarter 2000 and increased 6.3% for the nine months ended September 30, 2000. The decrease in advertising and promotion expenses for the quarter was due primarily to decreases in media spending and costs associated with producing the media. The increase in advertising and promotion expenses during the first nine months of 2000 are due to advertising on the Easy Steamer(TM) during the first half of 2000. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

       Other selling expenses decreased 16.3% for the third quarter 2000 and 3.4% for the nine month period ended September 30, 2000 compared with the same periods in 1999. The decrease is primarily due to lower internal sales and marketing personnel compensation, which are the largest components of other selling expenses. Other selling expenses decreased as a percentage of sales for the third quarter and nine month period ended September 30, 2000, from 2.4% to 2.3%, compared with the same periods in 1999.

       General and administrative expenses increased 4.8% for the third quarter 2000 and increased 4.3% for the nine-month period ended September 30, 2000, compared with the same periods in 1999. General and administrative expenses increased as a percentage of net sales for the third quarter 2000 from 4.2% to 4.8% and increased for the nine month period ended September 30, 2000, from 4.5% to 4.6%, compared with the same periods in 1999. The principal components are compensation (including benefits), insurance, provision for doubtful accounts, travel and professional services. The dollar increases in the third quarter and nine-month period ended September 30, 2000, were primarily due to increases in employee related benefit expenses and professional services.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
         -------------

RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
--------------------------------------------------------------

       Engineering and product development expenses were comparable for the third quarter 2000 and for the nine-month period ended September 30, 2000. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period.

       Interest expense increased 135.9% for the third quarter 2000 and increased 171.8% for the nine-month period ended September 30, 2000, compared with the same periods in 1999. The increase in interest expense is the result of higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases and higher effective borrowing rates.

       Receivable securitization and other expense (income), net principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

       Due to the factors discussed above, the Company had income before income taxes for the third quarter and nine months ended September 30, 2000, of $3,780 and $3,105, respectively, as compared to income before income taxes for the third quarter and for the nine months ended September 30, 1999, of $6,912 and $14,347, respectively.

       The third quarter results for 2000 include a $930 research and development tax credit related to prior years which increased earnings per share by $.06. The effective tax rate was reduced to 11.5% and 6.0% for the third quarter and nine months ended September 30, 2000, respectively, as a result of the tax credit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used cash generated from operations and revolving credit proceeds to fund its working capital needs, capital expenditures, and share repurchases. Working capital was $43,336 at September 30, 2000, an increase of 11.3% over December 31, 1999. Current assets decreased by $5,755 reflecting in part a $10,081 decrease of trade accounts receivable, partially offset by an increase in inventory of $4,104 and an increase in prepaid expenses and other of $1,601. Current liabilities decreased by $10,141 reflecting in part a $7,509 decrease in accrued advertising and promotion, a $4,674 decrease in accrued salaries, benefits, and payroll taxes and a $550 decrease in accrued warranty and customer returns partially offset by a $4,703 increase in trade accounts payable.

       In the first nine months of 2000, the Company utilized $9,524 of cash for capital purchases, including approximately $3,950 of tooling related to the new Dirt Devil(R) Vision Lite(TM) and the Dirt Devil(R) Vision(TM) with Sensor and approximately $2,025 for computer equipment and software.

       The Company's collateralized revolving credit facility provides up to $80,000 of borrowings and has a maturity date of April 1, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 2000. The revolving credit facility permits share repurchases up to $40,000 as long as the Company remains in compliance with all covenants but prohibits the payment of cash dividends. As of November 8, 2000, the Company had approximately $22,300 available for additional share repurchases under its current revolving credit facility. The revolving credit facility is collateralized by the assets of the Company.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
         -------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 2000, was $30,000. The maximum amount of receivables that can be sold is seasonally adjusted. At September 30, 2000, the Company received approximately $16,600 from the sale of trade accounts receivable. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1,061 and $859 for the nine months ended September 30, 2000 and 1999, respectively, and have been classified as Receivable securitization and other expense (income), net in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

         In February 2000, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 4,250 of its outstanding common shares. The February 2000 repurchase program is one of a series of programs that began in 1997. As of November 8, 2000, the Company has repurchased approximately 2,836 shares for an aggregate purchase price of $17,703 under the current program, and an aggregate of 10,126 shares since the repurchases began in 1997. The current program is scheduled to expire in February 2001.

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


                                                              Three Months Ended
                          Sept. 30,    June 30,      March 31,    Dec. 31,     Sept. 30,    June 30,     March 31,
                            2000         2000          2000         1999         1999         1999         1999
                            ----         ----          ----         ----         ----         ----         ----
                                                (Dollars in thousands, except per share amounts)
Net sales                 $ 96,129     $ 82,075      $103,470     $131,766     $106,520     $ 80,488     $ 89,210

Gross margin                21,778       15,451        23,455       35,536       25,156       20,824       22,016

Net income (loss) (a)        3,345       (1,504)        1,080        3,660        4,407        2,863        1,752

Net income (loss) per     $   0.22     $  (0.10)     $   0.06     $   0.21     $   0.24     $   0.15     $   0.09
common share (b)

(a) The sum of 2000 quarterly net income (loss) does not equal annual net income (loss) due to rounding.

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
         -------------

OTHER
-----

       The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company's most significant competitors are Hoover, Eureka and Bissell in the upright and carpet shampooer market, and in the hand-held market, Black & Decker. These competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company.

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

                                 Royal Appliance Mfg. Co.
                                 -------------------------------------------
(Registrant)





                                 /s/ Michael J. Merriman
                                 -------------------------------------------
                                 Michael J. Merriman
                                 Chief Executive Officer, President and Director
                                (Principal Executive Officer)







Date: November 13, 2000          /s/ Richard G. Vasek
      -----------------          -----------------------------------------------
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