Form 10-K
period 2000-12-31
ROYAL APPLIANCE MANUFACTURING CO
filed 2001-03-19
CIK 85462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934. For the transition period from                to
               .

     Commission file number 0-19431

                            ROYAL APPLIANCE MFG. CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        OHIO                                                     34-1350353
-----------------------------------------------------       -----------------------------------------------------
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR                    (I.R.S. EMPLOYER IDENTIFICATION)
                    ORGANIZATION)

         7005 COCHRAN ROAD, GLENWILLOW, OHIO                                        44139
-----------------------------------------------------       -----------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                    ZIP CODE

                                 (440) 996-2000
             ------------------------------------------------------
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

     Indicate, by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant, as reported on the New York Stock Exchange, based upon the closing sale price of Registrant's Common Shares on March 15, 2001, was $38,607,101. Common Shares held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's common shares as of March 15, 2001, was 13,728,652.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on Tuesday, April 24, 2001, are incorporated by reference in Part III of this form.

     The Exhibit index appears on sequential page 30.

                                     PART I

ITEM 1. BUSINESS

  General

     Royal Appliance Mfg. Co. ("Royal" or the "Company"), an Ohio corporation with its corporate offices in the Cleveland, Ohio metropolitan area, develops, assembles and markets a full line of cleaning products for home and some for commercial use, primarily in North America under the Dirt Devil(R) and Royal(R) brand names. In 1984, the Company introduced the first in a line of Dirt Devil(R) floorcare products, which the Company believes has become one of the largest selling lines of vacuum cleaners in the United States. The Company has used the Dirt Devil(R) brand name recognition to gain acceptance for other Dirt Devil(R) floorcare products. The Company continues to market certain metal vacuum cleaners for home and commercial use under the Royal(R) brand name.

     The Company's business strategy is primarily focused on leveraging its distribution channels and its well-known Dirt Devil(R) brand to new and innovative products both inside and outside the floor care industry, primarily in North America. The Company's goal is to expand the number, visibility and volume of its products sold by retailers, as well as to increase the number of major retailers carrying its products. The Company also seeks to increase the sale of its products through independent dealers by offering dealer-exclusive product lines and cooperative promotional programs.

     The Company's marketing strategy is essential to its success. The Company uses television, print, cooperative advertising and its Dirt Devil(R) website to build and maintain brand awareness and consumer demand, as well as to gain shelf space for its product lines from major retailers. In order to provide the retailers with distinct product alternatives, the Company offers different Dirt Devil(R) products in a variety of styles and colors and with various features. Major retailers currently carrying some portion of the Dirt Devil(R) product line include Best Buy, Canadian Tire, Kmart, Sam's Club, Sears, Lowe's, Target, and WalMart. The Company also sells its Dirt Devil(R) products through independent dealers, who primarily sell the metal line of Royal(R) vacuum cleaners.

  Products

     The Company sells a full line of plastic and metal vacuum cleaners. The Company's Dirt Devil(R) vacuum cleaners are intended for home use. The Company's metal vacuum cleaners are intended for home and commercial use.

     DIRT DEVIL(R) AND PLASTIC RELATED PRODUCT LINES. The Company's primary retail product lines are sold under the Dirt Devil(R) name. The first Dirt Devil(R) product, the Hand Vac, a corded, hand-held vacuum cleaner, was introduced in 1984. The Dirt Devil(R) line has since been expanded to include a full line of upright vacuum cleaners, both with bags and bagless, at various price points, canister vacuum cleaners, a full line of hand-held vacuum cleaners, both corded and cordless, and various other specialty cleaning products. The Dirt Devil(R) line was further expanded in 1999 with the introduction of the Dirt Devil(R) Easy Steamer, a carpet extractor, and again in 2000 with the introduction of the Dirt Devil(R) Spot Scrubber, a portable hand-held extractor. During 2000, 1999, and 1998 plastic products accounted for approximately 89%, 91%, and 88%, respectively, of the Company's net sales.

     METAL PRODUCT LINES. The Company has produced durable metal vacuum cleaners since the early 1900's. Currently, the Company markets a full line of metal upright and canister vacuum cleaners for home and commercial use. The Company sells its metal vacuum cleaners exclusively through its network of independent dealers. During 2000, 1999, and 1998, metal products accounted for approximately 2%, 3%, and 4%, respectively, of the Company's net sales.

     OTHER PRODUCTS. The Company sells accessories, carpet and upholstery cleaning solutions, attachments, refurbished cleaners and replacement parts for each of its product lines. These products are sold through retailers and dealers, and are also available directly from the Company. During 2000, 1999, and 1998, these products accounted for approximately 9%, 6%, and 8%, respectively, of the Company's net sales.

     NEW PRODUCTS. The Company introduces new products and enhances its existing products on a regular basis for both the retail and dealer markets. During the second half of 2001, the Company will introduce the Dirt

Devil(R) Platinum Force family of products, which will include a bagless hand-held vacuum cleaner, a bagless upright vacuum cleaner and an upright carpet extractor. All three products will carry high-end feature sets at premium price points. In order to support its product development efforts, the Company engages in research and development activities, particularly with respect to new product engineering. The Company's engineering and product development expenditures were approximately $6.8 million, $6.3 million and $4.6 million in 2000, 1999 and 1998, respectively.

     The Company will also introduce in 2001 a technology product that protects consumers' privacy. The Company's subsidiary, Privacy Technologies, Inc., ("Privacy Technologies") will introduce the Telezapper -- a telephone attachment that blocks unwanted telemarketing calls by removing consumers' phone numbers from telemarketers' computerized dialing lists. In addition, the Company has recently formed licensing and R&D partnerships, including one with O'Cedar(R), which licenses the Dirt Devil brand name for premium nonpowered cleaning tools in North America.

     In addition to internally developing products, the Company may purchase product tooling, license product designs and patents, and outsource certain product assembly for products to be marketed under the Dirt Devil(R) brand name or through Privacy Technologies.

  Marketing and Customers

     The Company markets its Dirt Devil(R) products primarily through major retailers, including mass market retailers (e.g. WalMart, Target and Kmart), electronic chains (e.g. Best Buy), warehouse clubs (e.g. Sam's Club), home improvement centers (e.g. Lowe's), regional chains and department stores (e.g.
Ames). During 2000, WalMart (including Sam's Club), Kmart and Target accounted for approximately 32.6%, 13.1% and 13.5%, respectively, of the Company's net sales, compared to approximately 36.9%, 13.6% and 12.1%, respectively, of the Company's net sales in 1999. These were the only customers who accounted for 10% or more of the Company's net sales during such periods. During 2000 and 1999, the Company's net sales in the aggregate to its five largest customers were 64.7% and 67.1%, respectively, of its total net sales. The loss of any of these customers or loss of shelf space with these customers could have a significant impact on the Company's operations. The Company anticipates that the significant percentage of the Company's net sales attributable to a limited number of major retail customers will continue. The Company believes that its relations with its customers are good. The Company sells most of its products to retailers that are serviced directly by the Company's internal sales staff.

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

     The Company has generally accepted over-the-counter product returns from its retail customers reflecting the retailers' customer return policies.

     Each of the Company's products has a toll-free number printed on it that consumers may use to contact a Company customer service representative. Through its customer service computer system, the Company can provide a prompt response to consumer inquiries concerning the availability of its products and service dealers in the consumer's vicinity.

  Competition

     The Company's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer markets and, in the hand-held market, Black & Decker. Most of these competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition, including price pressure and increased advertising by its competitors, in the upright and carpet shampooer market segments as a result of the Company's recent new product successes.

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

  Seasonality

     The Company believes that a significant percentage of certain of its products are given as gifts and therefore, sell in larger volumes during the Christmas and other shopping seasons. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

  Production

     The Company currently assembles certain product lines in its facilities located in the Cleveland, Ohio metropolitan area. The products that are not assembled in Northeast Ohio have been outsourced to global third party contract manufacturers. Unlike many of its competitors, the Company does not manufacture component parts for its products. Component parts for the Company's products are manufactured by suppliers, frequently using molds and tooling owned by the Company and built to its specifications. Since the Company's production operations are currently limited to final assembly, it believes that its fixed costs are lower than many of its competitors. The Company also believes that this lack of vertical integration and the use of third party contract manufacturers has provided increased flexibility in the introduction and modification of products.

     The Company's engineering department is primarily responsible for the design and testing of its products. The Company has computer-aided design systems to assist its engineers in developing new products and modifying existing products. The Company also retains outside design firms to assist its engineers in designing new products. In addition to internally developing products, the Company may purchase tooling, license intellectual property, or otherwise sell products produced by others to the Company's specifications which may be marketed under the Dirt Devil(R) brand name or through Privacy Technologies.

     A majority of the raw materials purchased by the Company are component parts, such as motors, bags, cords, and plastic parts, which are available from multiple suppliers. The amount of time required by suppliers to fill orders released by the Company varies from 1 to 3 months for sourced finished goods, two to four months in the case of motors and cords, from five to ten weeks for sourced components and one to four days for plastic parts. The Company does not believe that it is dependent on any single source for any significant portion of its raw material or component purchases. The Company believes that it has good relationships with its suppliers and contract manufacturers and has not experienced any significant raw material or component shortages.

  Employees

     As of December 31, 2000, the Company employed approximately 730 full-time employees. In addition, the Company generally utilizes temporary personnel during the period when the Company is responding to its peak selling season. During 2000, the peak temporary personnel level reached approximately 470. The Company's employees are not represented by any labor union. The Company considers its relations with its employees to be good.

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

  Governmental Regulation

     The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste, emissions, and from hazardous substances. The Company is also subject to the Federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. The Company is not a party to any investigation or litigation by the Environmental Protection Agency or any state environment agency. The Company believes that it is in compliance, in all material respects, with applicable environmental and occupational safety regulations.

  Business Segment Information

     For description, see Note 13 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

     On December 31, 2000, the Company and its subsidiaries owned or leased the material properties listed on the following table:

                                    APPROXIMATE
                                   SQUARE FOOTAGE
                                 ------------------     LEASE EXPIRATIONS
LOCATION AND ADDRESS              OWNED     LEASED     (EXCLUDING RENEWALS)          FUNCTION
--------------------             -------    -------    --------------------    ---------------------
7005 Cochran Road..............       --    458,000       07/15                Distribution Center &
  Glenwillow, Ohio                                                             Corporate
                                                                               Headquarters

1340 East 289th Street.........  106,000         --       11/11                Assembly and Refurb
  Wickliffe, Ohio (1)                                                          Operations

8120 Tyler Blvd................  300,000         --        N/A                 Assembly, Shipping
  Mentor, Ohio (2)                                                             and Warehouse

1350 Rockefeller...............       --    100,000       05/02                Assembly
  Wickliffe, OH

---------------

(1) This leased property is reflected as owned because it contains a bargain purchase option of $1. For further description, see Note 4 of Notes to Consolidated Financial Statements.

(2) Based upon a plan established in 2001, the Company will discontinue operations at this location during the second quarter of 2001. The property has been listed with a real estate broker in 2001. The Company believes that the property will be sold during 2001 at a price which is not less than December 31, 2000 net book value.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the named executive officers of the Company.

                                                              POSITION AND OFFICES
NAME                                        AGE                 WITH THE COMPANY
----                                        ---               --------------------
Michael J. Merriman.......................  44     President and Chief Executive Officer
Richard C. Farone.........................  37     Executive Vice President -- Sales,
                                                   Marketing & Engineering
Richard G. Vasek..........................  36     Chief Financial Officer, Vice President --
                                                     Finance and Secretary
David M. Brickner.........................  34     Vice President -- Manufacturing
T. Keith Moone............................  45     Vice President -- Sales

     The following is a brief account of the business experience during the past five years of each such executive officer:

     Michael J. Merriman was appointed Chief Executive Officer and President in 1995 and Director in October 1993.

     Richard C. Farone has been Executive Vice President -- Sales, Marketing & Engineering since December 2000. Since 1987, he has served in several different roles in the Company's marketing and new products areas, most recently as Vice President -- Product Development.

     Richard G. Vasek was appointed Chief Financial Officer and Vice President -- Finance in September 1998, and Secretary in January 1996. From February 1992 until his appointment as Chief Financial Officer and Vice President -- Finance he served as the Company's Corporate Controller.

     David M. Brickner has been Vice President -- Manufacturing since December 1998. Since 1988, he has served in several different roles in the Company's engineering, purchasing, and sourced products areas.

     T. Keith Moone has been Vice President -- Sales since 1995.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares are quoted on the New York Stock Exchange
(NYSE) under the symbol "RAM". The following table sets forth, for the periods indicated, the high and low sales price for the Company's Common Shares as reported by the New York Stock Exchange.

                                               YEAR ENDED DECEMBER 31,
                                            ------------------------------
                                                2000              1999
                                            ------------      ------------
                                            HIGH    LOW       HIGH    LOW
                                            ----    ----      ----    ----
Quarters:
  First...................................  6.00    4.37      4.50    3.00
  Second..................................  6.44    4.62      7.12    3.75
  Third...................................  6.87    4.94      7.00    4.00
  Fourth..................................  5.94    3.44      6.62    4.56

     The Company has not declared or paid any cash dividends and currently intends not to pay any cash dividends in 2001. The Board of Directors intends to retain earnings, if any, to support the operations, growth of the business and to fund the stock repurchase program. The Company's credit agreement, which became effective in March 2000, prohibits the payment of cash dividends. The Company's new credit agreement permits additional stock repurchases up to $40 million, of which $20.1 million was utilized during 2000 in accordance with the stock repurchase program. A bank credit facility limits 2001 stock repurchases to $5 million(see Notes 3 and 11 of the Company's Consolidated Financial Statements).

     On March 9, 2001, there were approximately 1,000 shareholders of record of the Company's Common Shares, as reported by National City Corporation, the Company's Registrar and Transfer Agent, which maintains its corporate offices at National City Center, Cleveland, Ohio 44101-0756.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected Consolidated Statements of Operations and Consolidated Balance Sheet data for each of the five years during the period ended December 31, 2000, are derived from the audited Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS:
Net sales...........................  $408,223    $407,984    $282,720    $325,417    $286,123
Cost of sales.......................   315,849     304,452     208,861     229,469     204,000
                                      --------    --------    --------    --------    --------
  Gross margin......................    92,374     103,532      73,859      95,948      82,123
Advertising and promotion...........    47,154      46,546      43,562      47,626      40,443
Other selling.......................     8,615       9,087       7,947       8,448       8,977
General and administrative..........    17,140      15,960      12,270      12,549      11,515
Engineering and product
  development.......................     6,785       6,256       4,567       4,696       3,905
Charge for tooling obsolescence.....        --       2,621          --          --          --
                                      --------    --------    --------    --------    --------
  Income from operations............    12,680      23,062       5,513      22,629      17,283
Interest expense, net...............     3,503       1,401       1,521       1,412       2,559
Receivable securitization and other
  expense (income), net.............     1,713       1,369        (140)      1,033        (622)
                                      --------    --------    --------    --------    --------
  Income before taxes...............     7,464      20,292       4,132      20,184      15,346
Income tax expense..................     1,525       7,610       1,606       7,777       5,910
                                      --------    --------    --------    --------    --------
  Net income........................  $  5,939    $ 12,682    $  2,526    $ 12,407    $  9,436
                                      ========    ========    ========    ========    ========
BASIC EARNINGS PER SHARE
Weighted average number of common
  shares outstanding (in
  thousands)........................    15,083      18,155      21,368      23,553      24,010
Earnings per share..................  $    .39    $    .70    $    .12    $    .53    $    .39
DILUTED EARNINGS PER SHARE
Weighted average number of common
  shares and equivalents outstanding
  (in thousands)....................    15,574      18,371      21,562      23,944      24,183
Earnings per share..................  $    .38    $    .69    $    .12    $    .52    $    .39
CONSOLIDATED BALANCE SHEET DATA (AT
  END OF PERIOD)
  Working capital...................  $ 39,885    $ 38,950    $ 30,240    $ 32,486    $ 29,818
  Total assets......................   138,552     151,892     117,480     134,947     126,141
  Long-term debt....................    48,537      34,704      18,426      13,672      15,743
  Shareholders' equity..............    31,053      44,669      46,723      60,219      56,234

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table sets forth, for the years indicated, the percentages of net sales of certain items in the Consolidated Statements of Operations and the percentage change in such items as compared to the indicated prior year.

                                                                                    YEAR TO YEAR
                                                 YEAR ENDED DECEMBER 31,        INCREASES (DECREASES)
                                                 ------------------------   -----------------------------
                                                  2000     1999     1998    2000 VS. 1999   1999 VS. 1998
                                                 ------   ------   ------   -------------   -------------
Net sales......................................  100.0%   100.0%   100.0%         0.1%           44.3%
Cost of sales..................................   77.4     74.6     73.9          3.7            45.8
                                                 -----    -----    -----        -----           -----
     Gross margin..............................   22.6     25.4     26.1        (10.8)           40.2
Advertising and promotion......................   11.5     11.4     15.4          1.3             6.9
Other selling..................................    2.1      2.2      2.8         (5.2)           14.3
General and administrative.....................    4.2      3.9      4.3          7.4            30.1
Engineering and product development............    1.7      1.5      1.6          8.5            37.0
Charge for tooling obsolescence................     --      0.7       --          N/M             N/M
                                                 -----    -----    -----        -----           -----
     Income from operations....................    3.1      5.7      2.0        (45.0)          318.3
Interest expense, net..........................    0.9      0.4      0.5        150.0            (7.9)
Receivable securitization and other expense
  (income), net................................    0.4      0.3      N/M         25.1             N/M
                                                 -----    -----    -----        -----           -----
Income before income taxes.....................    1.8%     5.0%     1.5%       (63.2)%         391.1%
                                                 =====    =====    =====        =====           =====

2000 VS. 1999

     Net sales for 2000 were $408,223, an increase of 0.1% from 1999. Increased unit and dollar volume shipments of the Dirt Devil(R) Easy Steamer(TM) (which was introduced in mid 1999) and the Dirt Devil(R) Spot Scrubber(TM) (which was introduced in mid 2000) offset lower sales of certain other product lines including the Company's line of upright vacuums and the Dirt Devil(R) Broom Vac(TM). Overall sales to the top 5 customers for 2000 (all of which are major retailers) accounted for approximately 64.7% of net sales as compared with approximately 67.1% in 1999. The Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Gross margin, as a percent of net sales, decreased from 25.4% for 1999 to 22.6% in 2000. The gross margin percentage was negatively affected in 2000 primarily by heightened competition resulting in lower margins on various products, higher depreciation expense on tooling for certain product lines due to shortened expected useful lives and inventory obsolescence charges related primarily to the discontinued corded Mop Vac product.

     Advertising and promotion expenses for 2000 were $47,154, an increase of 1.3% from 1999. The slight increase in advertising and promotion expenses was due primarily to increases in media and cooperative advertising expenditures, including new television commercials supporting the Dirt Devil(R)Spot Scrubber(TM). The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

     Other selling expenses for 2000 were $8,615, a decrease of 5.2% from 1999. Internal sales and marketing personnel compensation are the largest components of other selling expenses. The decrease reflects lower bonus payouts based on 2000 operating results.

     General and administrative expenses for 2000 were $17,140, an increase of 7.4% from 1999. General and administrative expenses increased as a percentage of sales from 3.9% in 1999 to 4.2% in 2000. The principal components are compensation (including benefits), insurance, provision for doubtful accounts and professional services. The dollar increases were primarily due to increases in severance expense, professional services, and provision for doubtful accounts.

     Engineering and product development expenses for 2000 were $6,785, an increase of 8.5% from 1999. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given year. The increase in 2000 was primarily due to costs associated with the new product introductions in 2000 and new products to be introduced in 2001.

     Interest expense for 2000 was $3,503, an increase of 150.0% from 1999. The increase in interest expense resulted primarily from a higher effective borrowing rate combined with higher levels of variable rate borrowings to finance working capital, capital expenditures, the balloon payment made on fixed rate debt on one of the Company's facilities and share repurchases.

     Receivable securitization and other expense (income), net principally reflects the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets. The increase during 2000 was due to higher receivable securitization expense associated with a higher effective rate and foreign currency transaction losses on Canadian sales activity.

     Due to the factors discussed above, the Company had income before income taxes for 2000 of $7,464, as compared to income before income taxes for 1999 of $20,292. The components of the Company's effective income tax expense rate of 20.4% are described in Note 6 of the Company's Consolidated Financial Statements.

1999 VS. 1998

     Net sales for 1999 were $407,984, an increase of 44.3% from 1998. The overall increase in net sales was due primarily to higher shipments of the Company's line of upright vacuum cleaners, including the Dirt Devil(R) Vision(TM) a bagless vacuum introduced in late August 1998, and the new Dirt Devil(R) Easy Steamer(TM), a carpet extractor. Overall sales to the top 5 customers for 1999 (all of which are major retailers) accounted for approximately 67.1% of net sales as compared with approximately 64.2% in 1998.

     Gross margin, as a percent of net sales, decreased from 26.1% for 1998 to 25.4% in 1999. The gross margin percentage was negatively affected in 1999 primarily by higher sales of lower margin products, higher provision for slow moving and obsolete inventory and accelerated depreciation on tooling primarily associated with the Cordless Mop Vac(R), which was discontinued during 1999. The decline in gross margins was partially offset by lower product returns as a percent of sales.

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

     General and administrative expenses for 1999 were $15,960, an increase of 30.1% from 1998. General and administrative expenses decreased as a percentage of sales from 4.3% in 1998 to 3.9% in 1999. The dollar increases were primarily due to increases in employee related benefit expenses, professional services, and provision for doubtful accounts.

     Engineering and product development expenses for 1999 were $6,256, an increase of 37.0% from 1998. The increase in 1999 was primarily due to costs associated with the new product introductions in 1999 and new products to be introduced in 2000.

     In 1999, the Company recorded a charge for tooling obsolescence of $2,621 primarily related to the write-off of tooling for the Dirt Devil(R) Mop Vac(R) and the Dirt Devil(R) Ultra MVP(TM). For further explanation, see Note 2 of Company's Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has used cash generated from operations and revolving credit proceeds to fund its working capital needs, capital expenditures and share repurchases. Working capital was $39,885 at December 31, 2000, an increase of 2.4% over the December 31, 1999 level. Current assets decreased by $12,590 reflecting in part a $6,429 decrease of trade accounts receivable, a $4,991 decrease of inventories, and a $339 decrease in refundable and deferred income taxes. Current liabilities decreased by $13,525 reflecting a $4,650 decrease of accrued salaries, benefits, and payroll taxes, a $2,829 decrease of accrued advertising and promotion, a $3,366 decrease of accrued income taxes, and a $5,149 decrease of current portions of capital lease obligations and notes payable, which were partially offset by an increase in accrued other liabilities of $2,790.

     In 2000, the Company utilized $13,406 of cash for capital expenditures, including approximately $5,600 for tooling related to the new Dirt Devil(R) Easy Steamer(TM), the new Dirt Devil(R) Vision(R) Lite(TM), the Dirt Devil(R) Vision(R), the Dirt Devil(R) Swivel Glide(TM), the Dirt Devil(R) Spot Scrubber(TM) and the Dirt Devil(R) Breeze(TM) Vision(R) Canister and approximately $4,100 for computer equipment and software.

     At December 31, 2000, the Company had a reducing collateralized revolving credit facility with availability of up to $80,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 2000. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000, of which $20,065 was utilized during 2000. The Company's effective interest rate was 9.28% and 8.19% for 2000 and 1999, respectively.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 2000, was $40,000. The maximum amount of receivables that can be sold is seasonally adjusted. At December 31, 2000 and 1999, the Company had received approximately $19,200 and $23,100, respectively, from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1,559, $1,281 and $916 in 2000, 1999 and 1998, respectively, and have been classified as Receivable securitization and other expense (income), net in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 7.56%, 6.51% and 6.79% for the years 2000, 1999 and 1998, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. During the fourth quarter of 2000, the Company was notified by the provider of the receivable securitization program that the current program would be terminated in the first quarter of 2001. The Company entered into a new revolving trade accounts receivable securitization program with a new provider on January 23, 2001 which replaces the existing program. Under the new program, the maximum amount allowed to be sold at any given time is $30,000. All other terms and conditions of the program are substantially the same as the existing program. Additionally, the new program limits stock repurchases to $5,000 for 2001. The new program contains covenants which the Company was in compliance with on January 23, 2001.

     In October 1998, the Company's Board of Directors authorized a common share repurchase program that provided for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. The Company completed the program repurchasing 3,790 shares for an aggregate purchase price of $19,667 in December 1999. In February 2000, the Company's Board of Directors authorized another common share repurchase program that enables the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,250 of its outstanding common shares. As of March 15, 2001, the Company has repurchased approximately 3,289 for an aggregate purchase price of $20,065 under the program that expired in February 2001.

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

                                                                          THREE MONTHS ENDED
                                       -----------------------------------------------------------------------------------------
                                       DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                         2000       2000        2000       2000      1999(B)      1999        1999       1999
                                       --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net sales............................  $126,549    $96,129    $82,075    $103,470    $131,766   $106,520    $80,488     $89,210
Gross margin.........................    31,690     21,778     15,451      23,455      35,536     25,156     20,824      22,016
Net income (loss)....................     3,018      3,345     (1,504)      1,080       3,660      4,407      2,863       1,752
Net income (loss) per share --
  diluted (a)........................  $   0.21    $  0.22    $ (0.10)   $   0.06    $   0.21   $   0.24    $  0.15     $  0.09

---------------
(a) The sum of 2000 quarterly net income (loss) per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding due to share repurchases.

(b) Includes charge for tooling obsolescence as described in Note 2 to the Consolidated Financial Statements.

     The Company believes that a significant percentage of certain of its products are given as gifts and therefore, sell in larger volumes during the Christmas and other shopping seasons. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions causes quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

OTHER

     The Company's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer markets and, in the hand-held market, Black & Decker. Most of these competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company has experienced heightened competition, including price pressure and increased advertising by its competitors, in the upright and carpet shampooer market segments as a result of the Company's recent new product successes.

INFLATION

     The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices. Due to recent economic conditions, the Company expects the cost of plastic resin and transportation will continue to increase in 2001.

ACCOUNTING STANDARDS

     The Company will be required to implement Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The Company expects implementation of SFAS No. 133 will not have a material impact on its consolidated financial position, results of operations, or cash flows.

FORWARD LOOKING STATEMENTS

     Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing and aggressive product development environment, particularly in the bagless upright vacuum category within the floor care industry; the impact of private-label programs by mass retailers; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the acceptance by consumers of the Company's new products, including the Company's bagless uprights, carpet shampooers and its first consumer electronics product, the Telezapper; the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; and the uncertainty of the Company's global suppliers to continuously supply sourced finished goods and component parts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company sells a small portion of its products in various global markets. As a result, the Company's cash flow and earnings are exposed to fluctuations in foreign currency exchange rates relating to receipts from customers and payments to service providers in foreign currencies. As a general policy, the Company hedges certain foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of December 31, 2000, the notional value of such derivatives was approximately $2,670 with no significant unrealized gain or loss. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of      Royal Appliance Mfg. Co.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Royal Appliance Mfg. Co. and its Subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Cleveland, Ohio
February 8, 2001

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash......................................................    $    704        $  1,427
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,300 and $900 at December 31, 2000 and
    1999, respectively......................................      42,097          48,526
  Inventories...............................................      45,470          50,461
  Refundable and deferred income taxes......................       4,735           5,074
  Prepaid expenses and other................................       1,573           1,681
                                                                --------        --------
    Total current assets....................................      94,579         107,169
                                                                --------        --------
Property, plant and equipment, at cost:
  Land......................................................       1,541           1,541
  Buildings.................................................       7,777           7,777
  Molds, tooling, and equipment.............................      48,650          49,515
  Furniture, office and computer equipment, and software....      12,721           7,787
  Assets under capital leases...............................       3,171           4,694
  Leasehold improvements and other..........................       5,067           5,137
                                                                --------        --------
                                                                  78,927          76,451
    Less accumulated depreciation and amortization..........     (37,119)        (37,556)
                                                                --------        --------
                                                                  41,808          38,895
                                                                --------        --------
Tooling deposits............................................         807           5,177
Other.......................................................       1,358             651
                                                                --------        --------
    Total assets............................................    $138,552        $151,892
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $ 22,209        $ 22,280
  Accrued liabilities:
    Advertising and promotion...............................      13,103          15,932
    Salaries, benefits, and payroll taxes...................       3,355           8,005
    Warranty and customer returns...........................       9,800          10,050
    Income taxes............................................          --           3,366
    Other...................................................       6,091           3,301
  Current portions of capital lease obligations and notes
    payable.................................................         136           5,285
                                                                --------        --------
    Total current liabilities...............................      54,694          68,219
                                                                --------        --------
  Revolving credit agreement................................      46,400          32,200
  Capitalized lease obligations, less current portion.......       2,137           2,504
                                                                --------        --------
    Total long-term debt....................................      48,537          34,704
                                                                --------        --------
  Deferred income taxes.....................................       4,268           4,300
                                                                --------        --------
    Total liabilities.......................................     107,499         107,223
                                                                --------        --------
  Commitments and contingencies (Note 4 and 5)..............          --              --
Shareholders' equity:
  Serial preferred shares; authorized -- 1,000,000 shares;
    none issued and outstanding.............................          --              --
  Common shares, at stated value; authorized -- 101,000,000
    shares; issued 25,509,152 and 25,464,352 at December 31,
    2000 and 1999, respectively.............................         212             212
  Additional paid-in capital................................      43,038          42,528
  Retained earnings.........................................      61,165          55,226
                                                                --------        --------
                                                                 104,415          97,966
  Less treasury shares, at cost (11,780,500 and 8,491,000
    shares at December 31, 2000 and 1999, respectively).....     (73,362)        (53,297)
                                                                --------        --------
    Total shareholders' equity..............................      31,053          44,669
                                                                --------        --------
    Total liabilities and shareholders' equity..............    $138,552        $151,892
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             2000              1999              1998
                                                         ------------      ------------      ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................................    $408,223          $407,984          $282,720
Cost of sales..........................................     315,849           304,452           208,861
                                                           --------          --------          --------
  Gross margin.........................................      92,374           103,532            73,859
Advertising and promotion..............................      47,154            46,546            43,562
Other selling..........................................       8,615             9,087             7,947
General and administrative.............................      17,140            15,960            12,270
Engineering and product development....................       6,785             6,256             4,567
Charge for tooling obsolescence........................          --             2,621                --
                                                           --------          --------          --------
  Income from operations...............................      12,680            23,062             5,513
Interest expense, net..................................       3,503             1,401             1,521
Receivable securitization and other expense (income),
  net..................................................       1,713             1,369              (140)
                                                           --------          --------          --------
Income before income taxes.............................       7,464            20,292             4,132
Income tax expense.....................................       1,525             7,610             1,606
                                                           --------          --------          --------
  Net income...........................................    $  5,939          $ 12,682          $  2,526
                                                           ========          ========          ========
BASIC
  Weighted average number of common shares outstanding
     (in thousands)....................................      15,083            18,155            21,368
  Earnings per share...................................    $    .39          $    .70          $    .12
DILUTED
  Weighted average number of common shares and
     equivalents outstanding (in thousands)............      15,574            18,371            21,562
  Earnings per share...................................    $    .38          $    .69          $    .12

   The accompanying notes are an integral part of these financial statements

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          FOR YEARS ENDED DECEMBER 31,

                                    COMMON SHARES      ADDITIONAL                 TREASURY SHARES          TOTAL
                                 -------------------    PAID-IN     RETAINED   ---------------------   SHAREHOLDERS'
                                   NUMBER     AMOUNT    CAPITAL     EARNINGS     NUMBER      AMOUNT       EQUITY
                                 ----------   ------   ----------   --------   ----------   --------   -------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1997...  25,311,724    $211     $41,897     $40,018     2,401,000   $(21,907)     $60,219
  Compensatory effect of stock
    options....................                              68                                                68
  Shares issued from stock
    option plan................      36,200                 150                                               150
  Purchase of treasury
    shares.....................                                                 3,325,400    (16,240)     (16,240)
  Net income...................                                       2,526                                 2,526
                                 ----------    ----     -------     -------    ----------   --------      -------

Balance at December 31, 1998...  25,347,924     211      42,115      42,544     5,726,400    (38,147)      46,723
  Shares issued from stock
    option plan................     116,428       1         413                                               414
  Purchase of treasury
    shares.....................                                                 2,764,600    (15,150)     (15,150)
  Net income...................                                      12,682                                12,682
                                 ----------    ----     -------     -------    ----------   --------      -------

Balance at December 31, 1999...  25,464,352     212      42,528      55,226     8,491,000    (53,297)      44,669
  Compensatory effect of stock
    options....................                             361                                               361
  Shares issued from stock
    option plan................      44,800                 149                                               149
  Purchase of treasury
    shares.....................                                                 3,289,500    (20,065)     (20,065)
  Net income...................                                       5,939                                 5,939
                                 ----------    ----     -------     -------    ----------   --------      -------
Balance at December 31, 2000...  25,509,152    $212     $43,038     $61,165    11,780,500   $(73,362)     $31,053
                                 ==========    ====     =======     =======    ==========   ========      =======

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                2000       1999        1998
                                                              --------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  5,939    $12,682    $  2,526
                                                              --------    -------    --------
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization..........................    15,836     11,896       9,390
     Charge for tooling obsolescence........................        --      2,621          --
     Compensatory effect of stock options...................       361         --          68
     (Gain) loss on sale of property, plant and equipment,
       net..................................................       (32)        85      (1,125)
     Deferred income taxes..................................       618     (1,853)        443
  (Increase) decrease in assets:
     Trade accounts receivable, net.........................     6,429    (10,990)      9,509
     Inventories, net.......................................     4,991    (19,373)      5,107
     Refundable and accrued income taxes....................    (3,677)     1,436         955
     Prepaid expenses and other.............................       108      2,891      (1,361)
     Other..................................................    (1,147)      (308)       (325)
  Increase (decrease) in liabilities:
     Trade accounts payable.................................    (1,700)     2,745      (8,001)
     Accrued advertising and promotion......................    (2,829)     7,164        (808)
     Accrued salaries, benefits, and payroll taxes..........    (4,650)     5,706      (3,451)
     Accrued warranty and customer returns..................      (250)     1,950        (600)
     Accrued other..........................................     2,257     (3,508)      1,279
                                                              --------    -------    --------
       Total adjustments....................................    16,315        462      11,080
                                                              --------    -------    --------
     Net cash from operating activities.....................    22,254     13,144      13,606
                                                              --------    -------    --------

Cash flows from investing activities:
  Purchases of tooling, property, plant, and equipment,
     net....................................................   (17,776)   (16,474)     (8,667)
  Proceeds from sale of property, plant and equipment.......        32         --       6,806
  Decrease (increase) in tooling deposits...................     4,370     (2,407)     (1,624)
                                                              --------    -------    --------
     Net cash from investing activities.....................   (13,374)   (18,881)     (3,485)
                                                              --------    -------    --------

Cash flows from financing activities:
  Proceeds (payments) on bank debt, net.....................    15,829     22,488       9,127
  Payments on notes payable.................................    (5,186)      (302)     (4,280)
  Proceeds from exercise of stock options...................       149        414         150
  Payments on capital lease obligations.....................      (330)      (286)       (233)
  Purchase of treasury shares...............................   (20,065)   (15,150)    (16,240)
                                                              --------    -------    --------
     Net cash from financing activities.....................    (9,603)     7,164     (11,476)
                                                              --------    -------    --------

Net (decrease) increase in cash.............................      (723)     1,427      (1,355)
                                                              --------    -------    --------

Cash at beginning of year...................................     1,427         --       1,355
                                                              --------    -------    --------

Cash at end of year.........................................  $    704    $ 1,427    $     --
                                                              ========    =======    ========

Supplemental disclosure of cash flow information:
Cash payments for:
  Interest..................................................  $  3,818    $ 1,594    $  1,687
                                                              ========    =======    ========
  Income taxes, net of refunds..............................  $  4,574    $ 8,021    $    208
                                                              ========    =======    ========

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Significant estimates include allowance for doubtful accounts, reserve for returns and allowances, and depreciation and amortization, among others.

     Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted earnings per share.

     The Company's revenue recognition policy is to recognize revenues when products are shipped. The Company's return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a provision is provided for future returns based on current shipments. All sales are final upon shipment of goods to the customers. The Company's revenue recognition policy is in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     International operations, primarily Canadian, are conducted in their local currency. Assets and liabilities denominated in foreign currencies are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. The net effect of currency gains and losses realized on these business transactions is included in the determination of net income.

     The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to receivables denominated in foreign currencies. The terms of the currency instruments are consistent with the timing of the transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from the foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. Outstanding as of December 31, 2000 and 1999 were $2,670 and $0, respectively, in contracts to purchase foreign currency forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of four months or less.

     ADVERTISING AND PROMOTION -- Cost incurred for producing and communicating advertising are expensed during the period aired, including cost incurred under the Company's cooperative advertising program.

     INVENTORIES -- Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

1. ACCOUNTING POLICIES: (CONTINUED)

     Inventories at December 31, consisted of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
Finished goods.............................................    $37,832         $37,280
Work in process and component parts........................      7,638          13,181
                                                               -------         -------
                                                               $45,470         $50,461
                                                               =======         =======

     PROPERTY, PLANT AND EQUIPMENT -- the Company capitalizes, as additions to property, plant and equipment, expenditures at cost for molds, tooling, land, buildings, equipment, furniture, computer software, and leasehold improvements. Expenditures for maintenance and repairs are charged to operating expense as incurred. The asset and related accumulated depreciation or amortization accounts are adjusted to reflect retirements and disposals and the resulting gain or loss is included in the determination of net income.

     Internal and external costs incurred to develop internal use computer software during the application development stage are capitalized and amortized on the straight line method over the estimated useful life of software. Capitalized costs include payroll costs and related benefits, costs of related hardware and consulting fees. During 2000 and 1999, $94 and $163, respectively of such internal costs were capitalized.

     Plant and equipment are depreciated over the estimated useful lives of the respective classes of assets. Leasehold improvements and assets held under capital leases are amortized over the shorter of useful lives or their respective lease terms. Accumulated amortization on assets under capital leases totaled $1,407 and $2,525 at December 31, 2000 and 1999, respectively.

     Depreciation for financial reporting purposes is computed on the straight-line method using the following depreciable lives:

Buildings...................................................  40 years
Building under capital lease................................  20 years
Molds, tooling, and equipment...............................  3-5 years
Furniture, office and computer equipment, and software......  2-5 years
Vehicles....................................................  3 years
Internal use software.......................................  2-5 years

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

     Based upon a plan established in January 2001, the Company will discontinue operations at its former distribution center during the second quarter of 2001. The property has been listed with a real estate broker and the Company believes that the property will be sold for a price that exceeds the net book value as of December 31, 2000.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- Financial instruments consist of a revolving credit agreement that is carried at an amount which approximates fair value.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

1. ACCOUNTING POLICIES: (CONTINUED)

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

2. CHANGES IN DEPRECIABLE LIVES AND CHARGES FOR TOOLING OBSOLESCENCE:

     During 2000 and 1999, the Company shortened the useful lives of tooling for certain product families due to declining sales volumes, reduced product life cycles and the launch of replacement products. As a result of the reduced useful lives for certain product families, including the Dirt Devil(R) Corded Mop Vac, Dirt Devil(R) Stick Vac and Dirt Devil(R) Broom Vac during 2000 and the Dirt Devil(R) Cordless Mop Vac and Dirt Devil(R) Ultra MVP during 1999, the Company recorded accelerated depreciation expense of $1,788 and $1,574 during 2000 and 1999, respectively.

     Also during 2000, the Company relocated its corporate headquarters. As a result of the move, the remaining net book value of leasehold improvements associated with the former corporate headquarters was amortized on an accelerated basis from the date the decision was made to move through the actual date of the move. Due to this event, accelerated depreciation expense of approximately $1,200 was recorded in 2000.

     During the fourth quarter of 1999, the wholesale price for the cordless Dirt Devil(R) Mop Vac(R) (Mop Vac) decreased significantly. This reduction in wholesale price triggered an impairment review for cordless Mop Vac tooling. Previous to the fourth quarter reduction in wholesale prices, the cordless Mop Vac had net future cash flows in excess of the remaining net book value of the tooling. However, earlier that year, the Company shortened the depreciable lives of such tooling due to the decision to discontinue the product line at the end of 1999. Subsequent to the price reduction, the product was no longer profitable and therefore discontinued. As a result of the impairment review, the Company determined that net future cash flows for the product were negative, therefore, an impairment charge of $992 was recorded during the fourth quarter.

     During 1999, the Dirt Devil(R) Ultra MVP(R) lost its shelf placement in retail stores, however, the unit was slotted for special promotions at several retailers. When the unit lost its shelf placement at retail, an impairment review was performed resulting in no impairment charge as the estimated net future cash flows exceeded the net book value of the tooling. During the 1999 Holiday season, the Dirt Devil(R) Ultra MVP had some limited special promotion distribution. However, retail subsequently lowered the retail price point below the wholesale price. With the reduction of price, the Company would no longer be able to produce the unit at a profit, thus triggering an impairment review. As a result of the review, an impairment charge of $1,629 was recorded at the end of the fourth quarter and accelerated depreciation of $436 was also taken during the fourth quarter.

     Prior to the fourth quarter of 1999, due to sales commitments and component part usage requirements, the assets were considered as "held for use" in accordance SFAS No. 121. However, due to specific trigger events which occurred during the fourth quarter, the remaining value of the assets were determined to be impaired and the assets were written down to zero and removed from service.

3. DEBT:

     At December 31, 2000, the Company had a reducing collateralized revolving credit facility with availability of up to $80,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 2000. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

3. DEBT: (CONTINUED)

cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000 million, of which $20,065 million was utilized during 2000. The Company's effective interest rate was 9.28% and 8.19% for 2000 and 1999, respectively.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 2000, was $40,000. The maximum amount of receivables that can be sold is seasonally adjusted. At December 31, 2000 and 1999, the Company had received approximately $19,200 and $23,100, respectively, from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1,559, $1,281 and $916 in 2000, 1999 and 1998, respectively, and have been classified as Receivable securitization and other (income) expense, net in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 7.56%, 6.51% and 6.79% for the years 2000, 1999 and 1998, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. During the fourth quarter of 2000, the Company was notified by the provider of the receivable securitization program that the current program would be terminated in the first quarter of 2001. The Company entered into a new revolving trade accounts receivable securitization program with a new provider on January 23, 2001 which replaces the existing program. Under the new program, the maximum amount allowed to be sold at any given time is $30,000. All other terms and conditions of the program are substantially the same as the existing program. Additionally, the new program limits stock repurchases to $5,000 for 2001. The new program contains covenants which the Company was in compliance with on January 23, 2001.

4. LEASES:

     Royal leases various facilities, equipment and vehicles under capital and operating lease agreements. Operating lease payments totaled $1,912, $796 and $602 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Minimum commitments under all capital and operating leases at December 31, 2000 are as follows:

YEAR                                              CAPITAL      OPERATING
----                                              -------      ---------
2001............................................  $  312        $ 2,362
2002............................................     312          2,037
2003............................................     315          1,829
2004............................................     317          1,722
2005............................................     314          1,713
Thereafter......................................   1,366         18,427
                                                  ------        -------
Total minimum lease payments....................   2,936        $28,090
                                                                =======
Less amount representing interest...............     663
                                                  ------
Total present value of capital obligation.......   2,273
Less current portion............................     136
                                                  ------
Long-term obligation under capital leases.......  $2,137
                                                  ======

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES:

     At December 31, 2000, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $8,600, including commitments for television advertising through December 31, 2001. Other contractual commitments for items in the normal course of business total approximately $3,100.

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

6. INCOME TAXES:

     The income tax expense consisted of the following:

                                                            2000      1999      1998
                                                           ------    ------    ------
Current:
  Federal................................................  $  782    $8,683    $  873
  State and local........................................     125       780       290
Deferred.................................................     618    (1,853)      443
                                                           ------    ------    ------
Total....................................................  $1,525    $7,610    $1,606
                                                           ======    ======    ======

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

6. INCOME TAXES: (CONTINUED)

     Deferred income taxes reflect the impact, for financial statement reporting purposes, of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2000 and 1999, the components of the net deferred tax asset were as follows:

                                                               2000      1999
                                                              ------    ------
Deferred tax assets:
  Warranty and customer returns.............................  $4,017    $4,261
  Bad debt reserve..........................................     507       351
  Inventory basis difference................................     833       846
  Accrued vacation, compensation and benefits...............     422       419
  State and local taxes.....................................     166       359
  Accrued advertising.......................................     164       192
  Self insurance reserves...................................      59       183
  Deferred compensation plan................................     154        43
  Other.....................................................       7        13

Deferred tax liabilities:
  Accounts receivable mark to market........................    (658)   (1,315)
  Basis difference in fixed and intangible assets...........  (4,409)   (3,679)
  State and local taxes.....................................    (969)     (768)
  Other.....................................................    (137)     (131)
                                                              ------    ------
Net deferred tax asset......................................  $  156    $  774
                                                              ======    ======

     The differences between income taxes at the statutory federal income tax rate of 34% and those reported in the Consolidated Statements of Operations are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------
                                                   % OF                 % OF                 % OF
                                                  PRE-TAX              PRE-TAX              PRE-TAX
                                         2000     INCOME      1999     INCOME      1998     INCOME
                                        ------    -------    ------    -------    ------    -------
Tax expense at statutory rate.........  $2,538      34.0%    $6,900     34.0%     $1,404     34.0%
Research & experimentation credit.....  (1,130)    (15.1)        --       --          --       --
State and local income taxes, net of
  federal benefit.....................     125       1.6        507      2.5         186      4.5
Federal surtax on income over $10
  million.............................      --        --        196      1.0          --       --
Other, net............................      (8)     (0.1)         7       --          16      0.4
                                        ------     -----     ------     ----      ------     ----
                                        $1,525      20.4%    $7,610     37.5%     $1,606     38.9%
                                        ======     =====     ======     ====      ======     ====

     During 2000, the Company performed a detailed study of Research and Experimentation ("R&E") expenses over the preceding three-year period. As a result of this study, it was determined that additional expenditures qualify under the current guidance. Based on revised calculations, the Company was entitled to R & E credits of $462, $166 and $302 for the years ended 1999, 1998 and 1997, respectively. Subsequent to December 31, 2000, these Federal Income Tax refunds have been received. For the year ended December 31, 2000, the R & E credit amounted to $200.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

7. MAJOR CUSTOMERS:

     Royal's three largest customers represented approximately 32.6%, 13.5%, and 13.1% of total net sales in 2000. The Company's three largest customers represented approximately 36.9%, 13.6% and 12.1% in 1999 and 31.6%, 14.1% and 13.4% of total net sales in 1998. Additionally, a significant concentration of Royal's business activity is with major domestic mass market retailers whose ability to meet their financial obligations with Royal is dependent on economic conditions germane to the retail industry. During recent years, several major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

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

8. STOCK BASED PLANS:

     Under the terms of the Company's stock option plans for employees, outside directors and consultants, all outstanding options have been granted at prices at least equal to the then current market value on the date of grant. Certain stock options granted become exercisable in cumulative 20% installments, commencing one year from date of grant with full vesting occurring on the fifth anniversary date, and expire in ten years, subject to earlier termination in certain events related to termination of employment. Other stock options granted vest at the end of five years ("5 year cliff vesting") and expire in six to ten years, subject to earlier termination in certain events related to termination of employment. Vesting may be accelerated in certain events relating to change of the Company's ownership.

     The following summarizes the changes in the number of Common Shares under option:

                                                  2000               1999               1998
                                             ---------------    ---------------    ---------------
Options outstanding at beginning of the
  year.....................................            2,764              2,244              2,301
Options granted during the year............               90                673                100
Options exercised during the year..........              (45)              (116)               (36)
Options canceled during the year...........             (136)               (37)              (121)
                                             ---------------    ---------------    ---------------
Options outstanding at end of the year.....            2,673              2,764              2,244
                                             ===============    ===============    ===============
Options exercisable at end of the year.....              865                669                662
Option price range per share...............  $2.50 to $10.25    $2.50 to $10.25    $2.50 to $10.25

     The 865 exercisable options at December 31, 2000 are exercisable at an average exercise price of $4.86. The Company's current option plans, which provide for a total of 3,060 options, have 78 options remaining for future grants at December 31, 2000.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

8. STOCK BASED PLANS: (CONTINUED)
     The Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal 1996. As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                        2000      1999       1998
                                                                       ------    -------    ------
Net income (in thousands)     As reported..........................    $5,939    $12,682    $2,526
                              Pro forma............................    $5,623    $12,314    $2,289
Basic earnings per share      As reported..........................    $  .39    $   .70    $  .12
                              Pro forma............................    $  .37    $   .68    $  .11
Diluted earnings per share    As reported..........................    $  .38    $   .69    $  .12
                              Pro forma............................    $  .36    $   .67    $  .11

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

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   2000       1999       1998
                                                  -------    -------    -------
Expected volatility.............................    36.6%      39.0%      38.9%
Risk-free interest rate.........................    5.12%      6.70%      5.26%
Expected life of options in years...............  7 years    7 years    7 years
Expected dividend yield.........................       0%         0%         0%

     During fiscal years 2000, 1999 and 1998 the weighted average grant-date fair value of options granted was $2.39, $1.44 and $2.22 per share, respectively.

     The Company has also established compensation plans under which stock rights have been granted to certain key employees to receive Company stock upon exercise. These rights become 60% vested on the third anniversary from date of grant and an additional 20% vested for each subsequent year, subject to earlier termination in certain events related to termination of employment. Vesting may be accelerated in certain events relating to change of the Company's ownership. During 2000, the Company awarded 330 stock rights under the plans, with a weighted average fair value at the date of grant of $4.89 per share. The Company amortizes unearned compensation to expense over the five-year vesting period. Compensation expense related to these awards was $361 for 2000. At December 31, 2000, 70 total stock rights were reserved for future issuance.

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

10. BENEFIT PLANS:

     The Company sponsors a 401(k) defined contribution plan which covers substantially all of its employees who have satisfied the plan's eligibility requirements. Participants may contribute to the plan by voluntarily reducing their salary up to a maximum of 15% of qualified compensation subject to annual I.R.S. limits. All contributions vest immediately. For 2000 and 1999, the matching contribution was 100%, up to the first 3% of qualified compensation, and 50% of the next 2% of such compensation. The Company has also made discretionary contributions to the plan. The Company's provisions for matching and discretionary contributions totaled approximately $1,017, $906 and $788 for the years ended December 31, 2000, 1999 and 1998, respectively. Voluntary after-tax contributions and certain rollover contributions are also permitted.

     The Company also sponsors a non-qualified deferred compensation plan which permits key employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis until retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company match and investment earnings. All contributions vest immediately. Although the Plan is designed to be unfunded, the Company has funded the deferred compensation liability with investments in marketable securities, primarily stock mutual funds, which are classified as current assets. During the third quarter of 1999 the original non-qualified deferred compensation plan was terminated and all proceeds were paid out to the participants. Effective October 1, 1999, a new non-qualified deferred compensation plan was established. The new plan offers the same benefits as the old plan. The Company's provisions for matching and discretionary contributions totaled approximately $77, $25 and $154 for the years ended December 31, 2000, 1999 and 1998, respectively. The deferred compensation liability which equals the related assets recorded by the Company was $395 and $111 as of December 31, 2000 and 1999, respectively.

     The Company does not offer any other post-retirement benefits, accordingly, it is not subject to the provisions of SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

11. SHARE REPURCHASE PROGRAM:

     In October 1998, the Company's Board of Directors authorized a common share repurchase program that provided for the Company to purchase, in the open market and through negotiated transactions, up to 4,100 of its outstanding common shares. The Company completed the program repurchasing 3,790 shares for an aggregate purchase price of $19,667 in December 1999. In February 2000, the Company's Board of Directors authorized another common share repurchase program that enables the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,250 of its outstanding common shares. As of March 15, 2001, the Company has repurchased approximately 3,289 shares for an aggregate purchase price of $20,065 under the program that expired in February 2001. A bank credit facility limits 2001 stock repurchases to $5 million.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

12. EARNINGS PER SHARE:

     Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of common stock equivalents.

                                                               2000       1999       1998
                                                              -------    -------    -------
Net income..................................................  $ 5,939    $12,682    $ 2,526
                                                              =======    =======    =======
BASIC:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................   16,973     19,622     22,911
  Weighted average common shares issued during year.........       23         68         17
  Weighted average treasury shares repurchased during
     year...................................................   (1,913)    (1,535)    (1,560)
                                                              -------    -------    -------
Weighted average common shares outstanding, net of treasury
  shares, end of year.......................................   15,083     18,155     21,368
                                                              =======    =======    =======
Net income per common share.................................  $   .39    $   .70    $   .12
                                                              =======    =======    =======
DILUTED:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................   16,973     19,622     22,911
  Weighted average common shares issued during year.........       23         68         17
  Weighted average common share equivalents.................      491        216        194
  Weighted average treasury shares repurchased during
     year...................................................   (1,913)    (1,535)    (1,560)
                                                              -------    -------    -------
Weighted average common shares outstanding, net of treasury
  shares, end of year.......................................   15,574     18,371     21,562
                                                              =======    =======    =======
Net income per common share.................................  $   .38    $   .69    $   .12
                                                              =======    =======    =======

13. BUSINESS SEGMENT INFORMATION:

     Management has determined that the Company consists of a single operating segment, therefore, the disclosure requirements of SFAS 131 consist only of revenues and long lived assets by geographic location.

                                               2000        1999        1998
                                             --------    --------    --------
Revenues, net:
  United States............................  $389,867    $390,121    $268,227
  All other countries......................    18,356      17,863      14,493
                                             --------    --------    --------
                                             $408,223    $407,984    $282,720
                                             ========    ========    ========
Long lived assets, net:
  United States............................  $ 38,109    $ 34,676    $ 31,325
  All other countries......................     3,699       4,219       5,475
                                             --------    --------    --------
                                             $ 41,808    $ 38,895    $ 36,800
                                             ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to Executive Officers of the Company is set forth in Part I of this Annual Report on Form 10-K. Information required by this Item with respect to members of the Board of Directors of the Company contained under the headings "Nominees for Terms Expiring in 2003" and "Directors whose Terms Expire in 2002" in the Company's Proxy Statement, dated March 26, 2001, is incorporated herein by reference.

     Information required by this Item with respect to compliance with Section 16 of the Exchange Act contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, dated March 26, 2001, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item relating to executive compensation contained under the headings "Compensation of Directors", "Executive Officers' Compensation", "Options/SAR Grants in 2000", "Aggregated Option/SAR Exercises in 2000 and Year-End Option/SAR Values", and "Change-in-Control and Other Employment Arrangements" in the Company's Proxy Statement, dated March 26, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item contained under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", in the Company's Proxy Statement, dated March 26, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        -----
(a)(1)  FINANCIAL STATEMENTS
        Report of Independent Accountants...........................       14
        Consolidated Balance Sheets at December 31, 2000 and 1999...       15
        Consolidated Statements of Operations -- Years Ended
        December 31, 2000, 1999 and 1998............................       16
        Consolidated Statement of Shareholders' Equity -- Years
        Ended December 31, 2000, 1999   and 1998....................       17
        Consolidated Statements of Cash Flows -- Years Ended
        December 31, 2000, 1999 and   1998..........................       18
        Notes to Consolidated Financial Statements..................    19-28
   (2)  FINANCIAL STATEMENT SCHEDULES
        The following consolidated financial statement schedule of
        Royal Appliance Mfg. Co. and Subsidiaries is included in
        Item 14(d):
        Report of Independent Accountants on Financial Statement
        Schedule....................................................       32
        Schedule II  -- Valuation and Qualifying Accounts...........       33
        All other schedules for which provision is made in the
        applicable accounting regulations of the Securities and
        Exchange Commission are not required under the related
        instructions, are inapplicable, or the information has been included in the Notes to Consolidated Financial Statements
   (3)  EXHIBITS
        The exhibits filed herewith are set forth on the Index to
        Exhibits filed as part of this report.......................    34-35
(b)     REPORTS ON FORM 8-K
        No reports on Form 8-K were filed during the quarter ended
        December 31, 2000...........................................

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2001.
                                          ROYAL APPLIANCE MFG. CO.
                                          Registrant

                                          By      /s/ MICHAEL J. MERRIMAN
                                            ------------------------------------
                                                    Michael J. Merriman
                                                Chief Executive Officer and
                                                          President

                                            Date March 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 16th day of March 2001.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of      Royal Appliance Mfg. Co.

     Our audits of the consolidated financial statements referred to in our report dated February 8, 2001, appearing on page 14 of the Form 10-K also included an audit of the financial statement schedule listed as Schedule II of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Cleveland, Ohio
February 8, 2001

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               FOR YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                       BALANCE AT        ADDITIONS CHARGED TO                  BALANCE AT
                                    BEGINNING OF YEAR     EXPENSES AND COSTS     DEDUCTIONS    END OF YEAR
                                    -----------------    --------------------    ----------    -----------
                                                            (DOLLARS IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended
  December 31, 1998...............       $1,400                 $  134             $   34(A)     $1,500
Year Ended
  December 31, 1999...............       $1,500                 $  595             $1,195(A)     $  900
Year Ended
  December 31, 2000...............       $  900                 $  321             $  (79)(A)    $1,300

INVENTORY RESERVE:
Year Ended
  December 31, 1998...............       $  994                 $1,339(B)          $  858(C)     $1,475
Year Ended
  December 31, 1999...............       $1,475                 $2,444(B)          $1,591(C)     $2,328
Year Ended
  December 31, 2000...............       $2,328                 $2,707(B)          $3,190(C)     $1,845

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

4(a) Credit Agreement dated as of March 7, 2000, by and among the Registrant and various banks including National City Bank as administrative agent, filed as Exhibit 4(a) to the Annual
          Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference.

4(b) Receivables Purchase Agreement dated as of January 23, 2001, among Royal Appliance Receivables, Inc., as Seller, the
          Registrant, Market Street Funding Corporation and PNC Bank,
          National Association.

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

10(g) Form of Severance and Employment Agreement between the registrant and Messrs. Brickner and Moone.

10(h) Form of Amendment to Severance and Employment Agreement between the registrant and Messrs. Merriman, Farone and Vasek.

10(i)     Employment Agreement dated September 15, 1995, between the
          Registrant and Mr. Merriman filed as Exhibit 10(I) to the Annual Report on Form 10-K for the year ended December 31,
          1995, incorporated herein by reference.

10(j) Royal Appliance 401(k) Plus Plan, effective October 1, 1999 filed as Exhibit 10(i) to the Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference.

10(k)     Royal Appliance Phantom Stock Plan, effective March 31, 2000
          Filed as Exhibit 10(k) of Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.


EXHIBIT                           DESCRIPTION
-------                           -----------
10(l)     Royal Appliance Phantom Stock Plan, effective December 15,
          2000.

10(m) Lease dated October 15, 1996, as amended, with respect to Glenwillow, Ohio property between Health-O-Meter Products,
          Inc. n.k.a. Sunbeam Products, Inc. and Duke Realty Limited
          Partnership, as lessor, together with the lease assignment effective July 1, 2000, between Sunbeam Products, Inc.,
          Royal Appliance Mfg. Co. and Dugan Realty L.L.C. f.k.a. Duke
          Realty Limited Partnership, filed as Exhibit 10(l) of
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

21        Subsidiaries of Registrant.

23        Consent of PricewaterhouseCoopers LLP regarding S-8
          Registration.

24        Powers of Attorney of the Registrant, Directors and
          Principal Financial Officer of the Registrant.

99.1      Form 11-K Annual Report for Royal Appliance 401(k)
          Retirement Savings Plan.

99.2      Consent of independent accountants.