Form 10-Q
period 2001-03-31
ROYAL APPLIANCE MANUFACTURING CO
filed 2001-05-08
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended MARCH 31, 2001.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to
         ___________.

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



                                 (440) 996-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

     Common Shares, without par value                  13,834,452
     --------------------------------          ---------------------------
                (Class)                        (Outstanding at May 4, 2001)


The Exhibit index appears on sequential page 16.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX


                                                                                           Page
                                                                                          Number
                                                                                          ------
Part I                FINANCIAL INFORMATION

             Item 1   Financial Statements
             ------   --------------------
                      Consolidated Balance Sheets -
                          March 31, 2001 and December 31, 2000                               3

                      Consolidated Statements of Operations -
                          three months ended March 31, 2001 and 2000                         4

                      Consolidated Statements of Cash Flows -
                          three months ended March 31, 2001 and 2000                         5

                      Notes to Consolidated Financial Statements                           6 - 9

             Item 2   Management's Discussion and Analysis of Financial
             ------   -------------------------------------------------
                      Condition and Results of Operations                                 10 - 13
                      -----------------------------------

Part II               OTHER INFORMATION

             Item 6   Exhibits and Reports on Form 8-K                                      14
             ------   --------------------------------

Signatures                                                                                  15

Exhibit Index                                                                               16
                      *Numbered in accordance with Item 601 of Regulation S-K

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           -----------------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                         March 31,     December 31,
                                                                           2001            2000
                                                                       -----------     -------------
 ASSETS                                                                (Unaudited)
 Current assets:
   Cash                                                                 $   1,104       $     704
   Trade accounts receivable, net                                          42,581          42,097
   Inventories                                                             36,403          45,470
   Deferred income taxes                                                    4,125           4,735
   Prepaid expenses and other                                               1,718           1,573
                                                                        ---------       ---------
           Total current assets                                            85,931          94,579
                                                                        ---------       ---------

Property, plant and equipment, at cost:
   Land                                                                     1,541           1,541
   Building                                                                 7,777           7,777
   Molds, tooling, and equipment                                           48,755          48,650
   Furniture, office and computer equipment and software                   13,416          12,721
   Assets under capital leases                                              3,171           3,171
   Leasehold improvements and other                                         5,249           5,067
                                                                        ---------       ---------
                                                                           79,909          78,927
           Less accumulated depreciation and amortization                 (40,611)        (37,119)
                                                                        ---------       ---------
                                                                           39,298          41,808
                                                                        ---------       ---------
Tooling deposits                                                            1,811             807
Other                                                                       3,267           1,358
                                                                        ---------       ---------
           Total assets                                                 $ 130,307       $ 138,552
                                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                               $  26,154       $  22,209
   Accrued liabilities:
      Advertising and promotion                                             8,685          13,103
      Salaries, benefits, and payroll taxes                                 4,321           3,355
      Warranty and customer returns                                         9,900           9,800
      Income taxes                                                          1,572             -
      Other                                                                 6,727           6,091
   Current portions of capital lease obligations and notes payable            138             136
                                                                        ---------       ---------
           Total current liabilities                                       57,497          54,694
                                                                        ---------       ---------
   Revolving credit facility                                               33,550          46,400
   Capitalized lease obligations, less current portion                      2,103           2,137
                                                                        ---------       ---------
           Total long-term debt                                            35,653          48,537
   Deferred income taxes                                                    3,793           4,268
                                                                        ---------       ---------
           Total liabilities                                               96,943         107,499
                                                                        ---------       ---------
   Commitments and contingencies (Note 4)                                     -               -

Shareholders' equity:
   Common shares, at stated value                                             212             212
   Additional paid-in capital                                              43,175          43,038
   Retained earnings                                                       63,339          61,165
                                                                        ---------       ---------
                                                                          106,726         104,415

   Less treasury shares, at cost (11,780,500 shares
     at March 31, 2001 and December 31, 2000)                             (73,362)        (73,362)
                                                                        ---------       ---------
           Total shareholders' equity                                      33,364          31,053
                                                                        ---------       ---------
           Total liabilities and shareholders' equity                   $ 130,307       $ 138,552
                                                                        =========       =========

   The accompanying notes are an integral part of these financial statements.

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------ - --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                (Dollars in thousands, except per share amounts)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
Net sales                                                $104,522      $103,470

Cost of sales                                              81,888        80,015
                                                         --------      --------
   Gross margin                                            22,634        23,455

Advertising and promotion                                   8,639        11,990
Other selling                                               2,480         1,978
General and administrative                                  4,976         4,886
Engineering and product development                         1,914         1,750
                                                         --------      --------
   Income from operations                                   4,625         2,851

Interest expense, net                                         739           674
Receivable securitization and other expense, net              515           470
                                                         --------      --------
   Income before income taxes                               3,371         1,707

Income tax expense                                          1,197           627
                                                         --------      --------
   Net income                                            $  2,174      $  1,080
                                                         ========      ========
BASIC
Weighted average number of common
  shares outstanding (in thousands)                        13,729        16,471

Earnings per share                                       $    .16      $    .07

DILUTED
Weighted average number of common
  shares and equivalents outstanding (in thousands)        14,231        16,717

Earnings per share                                       $    .15      $    .06


    The accompanying notes are an integral part of these financial statements

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   --------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)


                                                                               Three Months
                                                                              Ended March 31,
                                                                          -----------------------
                                                                            2001           2000
                                                                          --------       --------
 Cash flows from operating activities:
   Net income                                                             $  2,174       $  1,080
                                                                          --------       --------
   Adjustments to reconcile net income to
        net cash from operating activities:
      Depreciation and amortization                                          3,613          3,331
      Compensatory effect of stock awards                                      137            107
      Deferred income taxes                                                   (177)           (87)
      (Increase) decrease in assets:
         Trade accounts receivable, net                                       (484)         7,446
         Inventories                                                         9,067          9,987
         Refundable and accrued income taxes                                 1,884         (1,082)
         Prepaid expenses and other                                           (145)          (439)
         Other                                                                (313)          (640)
      Increase (decrease) in liabilities:
         Trade accounts payable                                              3,945         (5,383)
         Accrued advertising and promotion                                  (4,418)        (8,046)
         Accrued salaries, benefits, and payroll taxes                         966         (5,348)
         Accrued warranty and customer returns                                 100           (100)
         Accrued other                                                         636          1,050
                                                                          --------       --------
              Total adjustments                                             14,811            796
                                                                          --------       --------
            Net cash from operating activities                              16,985          1,876
                                                                          --------       --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net                (1,013)        (3,986)
   (Increase) decrease in tooling deposits and other                        (2,690)           197
                                                                          --------       --------
           Net cash from investing activities                               (3,703)        (3,789)
                                                                          --------       --------

Cash flows from financing activities:
   (Payments) proceeds on bank debt, net                                   (12,850)         7,745
   Payments on note payable                                                    -              (73)
   Payments on capital lease obligations                                       (32)           (75)
   Repurchase of common stock                                                  -           (6,274)
                                                                          --------       --------
           Net cash from financing activities                              (12,882)         1,323
                                                                          --------       --------
Net increase (decrease) in cash                                                400           (590)
                                                                          --------       --------
Cash at beginning of period                                                    704          1,427
                                                                          --------       --------
Cash at end of period                                                     $  1,104       $    837
                                                                          ========       ========
Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                               $    875       $    783
                                                                          --------       --------
   Income taxes, net of refunds                                           $   (509)      $  1,795
                                                                          --------       --------


   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of March 31, 2001 and December 31, 2000, and the related statements of operations and cash flows as of, and for the interim periods ended, March 31, 2001 and 2000. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

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

       The Company's revenue recognition policy is to recognize revenues when products are shipped. The Company's return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a provision is provided for estimated future returns based on current shipments. All sales are final upon shipment of goods to the customers. The Company's revenue recognition policy is in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

       The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to receivables denominated in foreign currencies. The terms of the currency instruments are consistent with the timing of the transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from the foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. Outstanding as of March 31, 2001 and December 31, 2000 were $0 and $2,670, respectively, in contracts to purchase foreign currency forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of four months or less.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories at March 31, 2001, and December 31, 2000, consisted of the following:

                                              March 31,        December 31,
                                                 2001              2000
                                                 ----              ----

Finished goods                                 $26,234           $37,832

Work in process and purchased parts             10,169             7,638
                                               -------           -------
                                               $36,403           $45,470
                                               =======           =======

NOTE 3:  ASSETS TO BE DISPOSED OF:

       Based upon a plan established in January 2001, the Company will discontinue operations at its former distribution and assembly center during the second quarter of 2001. The property has been listed with a real estate broker and the Company believes that the property will be sold for a price that exceeds the net book value as of March 31, 2001.

       As of March 31, 2001, the building and related land and improvements are classified as "Assets to be Disposed Of" in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." As such, there is no need to continue to depreciate these assets. For financial statement purposes, the asset value, including related accumulated depreciation, is included in Property, Plant and Equipment, at cost on the face of the Consolidated Balance Sheets.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

       At March 31, 2001, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $9,000 including commitments for television advertising through December 31, 2001. Other contractual commitments for items in the normal course of business total approximately $1,800.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NOTE 5:  DEBT

       At March 31, 2001, the Company had a reducing collateralized revolving credit facility with availability of up to $72,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 2001. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000, of which $20,065 was utilized through March 31, 2001.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 2001, was $30,000. At March 31, 2001, the Company had received approximately $24,800 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $322 and $378 for the three months ended March 31, 2001 and 2000, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Additionally, the revolving trade accounts receivable securitization program limits stock repurchases to $5,000 for 2001.

NOTE 6:  SHARE REPURCHASE PROGRAM

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of May 4, 2001, the Company has repurchased approximately 61 shares for an aggregate purchase price of $286 under the new program that is scheduled to expire in December 2002. One of the Company's credit facilities limits 2001 stock repurchases to $5,000.

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


                                                      Three months ended
                                                           March 31,
                                                    ----------------------
                                                      2001          2000
                                                    --------      --------

Net income                                          $  2,174      $  1,080
                                                    ========      ========
BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                     13,729        16,973
  Weighted average common shares issued
      during period                                      -               1
  Weighted average treasury shares repurchased
      during period                                      -            (503)
                                                    --------      --------
Weighted average common shares outstanding,
      net of treasury shares, end of period           13,729        16,471
                                                    ========      ========

Net income per common share                         $   0.16      $   0.07
                                                    ========      ========
DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                     13,729        16,973
  Weighted average common shares issued
      during period                                      -               1
  Weighted average common share equivalents              502           246
  Weighted average treasury shares repurchased
      during period                                      -            (503)
                                                    --------      --------
Weighted average common shares outstanding,
      net of treasury shares, end of period           14,231        16,717
                                                    ========      ========
Net income per common share                         $   0.15      $   0.06
                                                    ========      ========

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          ---------------------

RESULTS OF OPERATIONS
---------------------

       Net sales increased 1.0% for the first quarter ended March 31, 2001, compared with the same period in the prior year. The increase in the first quarter net sales was due primarily to higher shipments of certain upright vacuum cleaners. Overall sales to the top 5 customers (all of which are major retailers) increased in the first three months of 2001, and increased as a percentage of total net sales, accounting for approximately 74.5% as compared with approximately 70.1% in the first three months of 2000. The Company believes that its dependence on sales to its largest customers will continue. Recently, some major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, decreased from 22.7% for the first quarter 2000 to 21.7% in the first quarter 2001. The gross margin percentage was negatively affected in 2001 by lower average wholesale selling prices on the Company's line of uprights due to continued heightened competition despite higher unit sales. Gross margins were also negatively impacted due to higher variable incentive compensation which was partially offset by lower product returns.

       Advertising and promotion expenses decreased 27.9% for the first quarter 2001 compared with the first quarter 2000, and decreased as a percentage of net sales from 11.6% for the quarter ended March 31, 2000 to 8.3% for the quarter ended March 31, 2001. The decrease in advertising and promotion expenses was due primarily to decreases in media spending and cooperative advertising. However, the Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

       Other selling expenses for the first quarter 2001 increased by $502 over the first quarter 2000 and increased as a percentage of sales for the first quarter 2001 to 2.4% from 1.9% for the first quarter of 2000. The increase is primarily due to internal sales and marketing personnel compensation, which are the largest components of other selling expenses.

       General and administrative expenses increased 1.8% for the first quarter 2001, compared with the first quarter in 2000, but was comparable as a percentage of net sales. The principal components are compensation (including benefits), insurance, and professional services. The dollar increase in the first quarter 2001 was primarily due to increases in employee related benefit expenses.

       Engineering and product development expenses increased 9.4% for the first quarter 2001 compared with the first quarter in 2000. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The increase in the first quarter 2001 was primarily due to costs associated with new product introductions in 2001 and the timing of those introductions.

       Interest expense increased 9.6% for the first quarter 2001, compared with the first quarter in 2000. The increase in interest expense is the result of higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases.

       Receivable securitization and other expense, net, principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
       -------------

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

       Due to the factors discussed above, the Company had income before income taxes for the first quarter 2001 of $3,371 compared to income before income taxes for the first quarter 2000 of $1,707.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used cash generated from operations during the quarter ended March 31, 2001 to fund its capital expenditures and make payments on its revolving line of credit facility. Working capital was $28,434 at March 31, 2001, a decrease of 28.7% over December 31, 2000. Current assets decreased by $8,648 reflecting in part a decrease in inventory of $9,067, and a decrease in deferred and refundable income taxes of $610 partially offset by an increase in trade accounts receivable of $484, and increased prepaid expenses and other of $145. Current liabilities increased by $2,803 reflecting in part a $3,945 increase in accounts payable, $1,572 increase in accrued taxes, a $966 increase in accrued salaries, benefits, and payroll taxes and a $636 increase in accrued other, partially offset by a decrease of $4,418 in accrued advertising and promotion.

       In the first three months of 2001, the Company utilized $3,703 of cash for capital purchases, including approximately $1,740 of tooling related to the new Platinum Force Extractor, Upright and Hand Vac.

       At March 31, 2001, the Company had a reducing collateralized revolving credit facility with availability of up to $72,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of March 31, 2001. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000, of which $20,065 was utilized through March 31, 2001.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 2001, was $30,000. At March 31, 2001, the Company had received approximately $24,800 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $322 and $378 for the three months ended March 31, 2001 and 2000, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Additionally, the revolving trade accounts receivable securitization program limits stock repurchases to $5,000 for 2001.

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of May 4, 2001, the Company has repurchased approximately 61 shares for an aggregate purchase price of $286 under the new program that is scheduled to expire in December 2002. One of the Company's credit facilities limits 2001 stock repurchases to $5,000.

       The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases under the current repurchase program.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
       -------------

QUARTERLY OPERATING RESULTS
---------------------------

         The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for the interim periods.


                                                      Three Months Ended
                               -------------------------------------------------------------------
                                March 31,     Dec. 31,      Sept. 30,      June 30,      March 31,
                                  2001          2000          2000          2000           2000
                                  ----          ----          ----          ----           ----
Net sales                       $104,522      $126,549      $ 96,129      $ 82,075       $103,470
Gross margin                      22,634        31,690        21,778        15,451         23,455
Net income (loss)                  2,174         3,018         3,345        (1,504)         1,080
Net income (loss)
   per share - diluted (a)      $   0.15      $   0.21      $   0.22      $  (0.10)      $   0.06

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
        -------------

INFLATION
---------

       The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices. Due to the recent economic conditions, the cost of plastic resin and transportation has increased in 2001.

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

ACCOUNTING STANDARDS
--------------------

       The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. Implementation of SFAS No. 133 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Royal Appliance Mfg. Co.
                               ----------------------------------------------
                               (Registrant)



                               /s/ Michael J. Merriman
                               ----------------------------------------------
                               Michael J. Merriman
                               Chief Executive Officer, President and Director (Principal Executive Officer)







Date: May 4, 2001              /s/ Richard G. Vasek
      -----------              ----------------------------------------------
                               Richard G. Vasek
                               Chief Financial Officer, Vice President -
                               Finance and Secretary (Principal Financial
                               Officer)

                                INDEX TO EXHIBITS


                                                                                     PAGE NUMBER
                                                                                     -----------
10 (N)            Promissory Note dated April 2, 2001 between Michael J.
                  Merriman and the Registrant

10 (O)            Stock Pledge Agreement dated April 2, 2001 between Michael J.
                  Merriman and the Registrant