Form 10-Q
period 2001-06-30
ROYAL APPLIANCE MANUFACTURING CO
filed 2001-08-13
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended JUNE 30, 2001
                                                              -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from
                       to              .
         --------------  --------------

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
                                             ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


  Common Shares, without par value                        13,862,052
  --------------------------------             -------------------------------
            (Class)                            (Outstanding at August 10, 2001)


The Exhibit index appears on sequential page 17.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
Part I                FINANCIAL INFORMATION

             Item 1   Financial Statements
             ------   --------------------
                      Consolidated Balance Sheets -
                          June 30, 2001 and December 31, 2000                                              3

                      Consolidated Statements of Operations -
                          three months and six months ended June 30, 2001 and 2000                         4

                      Consolidated Statements of Cash Flows -
                          six months ended June 30, 2001 and 2000                                          5

                      Notes to Consolidated Financial Statements                                         6 - 9

             Item 2   Management's Discussion and Analysis of Financial
             ------   -------------------------------------------------
                      Condition and Results of Operations                                               10 - 14
                      -----------------------------------

Part II               OTHER INFORMATION

             Item 4   Submission of Matters to a Vote of Security Holders                                 15
             ------   ---------------------------------------------------

             Item 6   Exhibits and Reports on Form 8-K                                                    15
             ------   --------------------------------

Signatures                                                                                                16

Exhibit Index

                      Exhibit 10(p) - Phantom Stock Plan effective April 23, 2001                         17


Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   ---------------------



         ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands)

                                                                     June 30,    December 31,
                                                                        2001         2000
                                                                     ---------   ------------
                                                                    (Unaudited)
ASSETS
Current assets:
   Cash                                                              $   1,165    $     704
   Trade accounts receivable, net                                       25,038       42,097
   Inventories                                                          51,699       45,470
   Deferred and refundable income taxes                                  5,370        4,735
   Prepaid expenses and other                                            1,656        1,573
                                                                     ---------    ---------
           Total current assets                                         84,928       94,579
                                                                     ---------    ---------
Property, plant and equipment, at cost:
   Land                                                                  1,541        1,541
   Building                                                              7,777        7,777
   Molds, tooling, and equipment                                        50,190       48,650
   Furniture, office and computer equipment and software                14,336       12,721
   Assets under capital leases                                           3,171        3,171
   Leasehold improvements and other                                      7,234        5,067
                                                                     ---------    ---------
                                                                        84,249       78,927
           Less accumulated depreciation and amortization              (43,864)     (37,119)
                                                                     ---------    ---------
                                                                        40,385       41,808
                                                                     ---------    ---------
Tooling deposits                                                         1,267          807
Fixed asset deposits and other                                           4,721        1,358
                                                                     ---------    ---------
           Total assets                                              $ 131,301    $ 138,552
                                                                     =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                            $  18,918    $  22,209
   Accrued liabilities:
      Advertising and promotion                                          9,287       13,103
      Salaries, benefits, and payroll taxes                              4,438        3,355
      Warranty and customer returns                                      9,600        9,800
      Other                                                              5,623        6,091
   Current portions of capital lease obligations                           141          136
                                                                     ---------    ---------
           Total current liabilities                                    48,007       54,694
                                                                     ---------    ---------
   Revolving credit agreement                                           45,300       46,400
   Capitalized lease obligations, less current portion                   2,066        2,137
                                                                     ---------    ---------
           Total long-term debt                                         47,366       48,537
                                                                     ---------    ---------
   Deferred income taxes                                                 3,678        4,268
                                                                     ---------    ---------
           Total liabilities                                            99,051      107,499
                                                                     ---------    ---------
   Commitments and contingencies (Note 4)                                 --           --

Shareholders' equity:
   Common shares, at stated value                                          213          212
   Additional paid-in capital                                           43,321       43,038
   Retained earnings                                                    62,631       61,165
                                                                     ---------    ---------
                                                                       106,165      104,415
   Less treasury shares, at cost (11,895,200 and 11,780,500 shares
     at June 30, 2001 and December 31, 2000, respectively)             (73,915)     (73,362)
                                                                     ---------    ---------
           Total shareholders' equity                                   32,250       31,053
                                                                     ---------    ---------

           Total liabilities and shareholders' equity                $ 131,301    $ 138,552
                                                                     =========    =========

   The accompanying notes are an integral part of these financial statements.

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   ---------------------



                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                (Dollars in thousands, except per share amounts)

                                         Three Months Ended        Six Months Ended
                                               June 30,                June 30,
                                       ----------------------    ---------------------
                                         2001         2000         2001        2000
                                       ---------    ---------    ---------   ---------
Net sales                              $  80,447    $  82,075    $ 184,969   $ 185,545

Cost of sales                             64,243       66,624      146,131     146,639
                                       ---------    ---------    ---------   ---------

   Gross margin                           16,204       15,451       38,838      38,906

Advertising and promotion                  8,002        9,507       16,641      21,497
Other selling                              2,204        2,343        4,684       4,321
General and administrative                 4,652        3,552        9,628       8,438
Engineering and product development        1,739        1,322        3,653       3,072
                                       ---------    ---------    ---------   ---------
   (Loss) income from operations            (393)      (1,273)       4,232       1,578

Interest expense, net                        484          747        1,223       1,422
Receivable securitization and other
   expense, net                              200          361          715         831
                                       ---------    ---------    ---------   ---------
(Loss) income before income taxes         (1,077)      (2,381)       2,294        (675)

Income tax (benefit) expense                (369)        (877)         828        (250)
                                       ---------    ---------    ---------   ---------
   Net (loss) income                   $    (708)   $  (1,504)   $   1,466   $    (425)
                                       =========    =========    =========   =========

BASIC
Weighted average number of common
  shares outstanding (in thousands)       13,812       15,467       13,769      15,948

(Loss) earnings per share              $   (0.05)   $   (0.10)   $     .11   $   (0.03)

DILUTED
Weighted average number of common
  shares and equivalents outstanding
  (in thousands)                          13,812       15,467       14,306      15,948

(Loss) earnings per share              $   (0.05)   $   (0.10)   $     .10   $   (0.03)

    The accompanying notes are an integral part of these financial statements

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   ---------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)

                                                                            Six Months
                                                                          Ended June 30,
                                                                       --------------------
                                                                         2001        2000
                                                                       --------    --------
Cash flows from operating activities:
   Net income (loss)                                                   $  1,466    $   (425)
                                                                       --------    --------
   Adjustments to reconcile net income (loss) to
        net cash from operating activities:
      Depreciation and amortization                                       7,316       7,687
      Compensatory effect of stock options                                  275         143
      Gain on disposal of tooling and equipment                            --           (32)
      Deferred income taxes                                                (562)       (433)
      (Increase) decrease in assets:
         Trade accounts receivable, net                                  17,059      18,464
         Inventories                                                     (6,229)        147
         Refundable and accrued income taxes                               (663)     (4,161)
         Prepaid expenses and other                                         (83)       (684)
         Other                                                           (1,769)       (982)
      Increase (decrease) in liabilities:
         Trade accounts payable                                          (3,291)      2,830
         Accrued advertising and promotion                               (3,816)     (7,497)
         Accrued salaries, benefits, and payroll taxes                    1,083      (5,209)
         Accrued warranty and customer returns                             (200)       (650)
         Accrued other                                                     (468)      1,065
                                                                       --------    --------
              Total adjustments                                           8,652      10,688
                                                                       --------    --------
            Net cash from operating activities                           10,118      10,263
                                                                       --------    --------
Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net             (5,653)    (10,625)
   (Increase) decrease in tooling deposits and fixed asset deposits      (2,292)      3,365
   Proceeds from sale of equipment                                         --            32
                                                                       --------    --------
           Net cash from investing activities                            (7,945)     (7,228)
                                                                       --------    --------
Cash flows from financing activities:
   (Payments) proceeds from bank debt, net                               (1,100)      7,700
   Payments on note payable                                                --          (148)
   Payments on capital lease obligations                                    (66)       (153)
   Proceeds from exercise of stock options                                    7          80
   Repurchase of common stock                                              (553)    (11,549)
                                                                       --------    --------
           Net cash from financing activities                            (1,712)     (4,070)
                                                                       --------    --------
Net increase (decrease) in cash                                             461      (1,035)
                                                                       --------    --------
Cash at beginning of period                                                 704       1,427
                                                                       --------    --------
Cash at end of period                                                  $  1,165    $    392
                                                                       ========    ========
Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                            $  1,389    $  1,552
                                                                       ========    ========
   Income taxes, net of refunds                                        $  2,054    $  4,352
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1:  BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of June 30, 2001 and December 31, 2000, and the related statements of operations and cash flows as of, and for the interim periods ended, June 30, 2001 and 2000. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

       The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

       Net (loss) income per share is computed based on the weighted average number of common shares outstanding for basic (loss) earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted (loss) earnings per share.

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

       The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to receivables denominated in foreign currencies. The terms of the currency instruments are consistent with the timing of the transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from the foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. There were no contracts to purchase foreign currency forward outstanding as of June 30, 2001. There is no significant unrealized gain or loss on these contracts. All contracts have terms of four months or less.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories at June 30, 2001, and December 31, 2000, consisted of the following

                                      June 30,   December 31,
                                        2001         2000
                                      -------    ------------

Finished goods                        $42,517       $37,832

Work in process and purchased parts     9,182         7,638
                                      -------       -------
  Inventories at FIFO cost            $51,699       $45,470
                                      =======       =======

NOTE 3:  ASSETS TO BE DISPOSED OF

       Based upon a plan established in January 2001, the Company discontinued operations at its former distribution and assembly center during the second quarter of 2001. The property has been listed with a real estate broker and the Company believes that the property will be sold for a price that exceeds the net book value as of June 30, 2001.

       As of June 30, 2001, the building and related land and improvements are classified as "Assets to be Disposed Of" in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." As such, there is no need to continue to depreciate these assets. For financial statement purposes, the asset value, including related accumulated depreciation, is included in Property, Plant and Equipment, at cost on the face of the Consolidated Balance Sheets. As of June 30, 2001, the net book value of this facility was $7,731.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

       At June 30, 2001, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $9,058 including commitments for television advertising through December 31, 2001. Other contractual commitments for items in the normal course of business total approximately $5,545.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5:  DEBT

       At June 30, 2001, the Company had a reducing collateralized revolving credit facility with availability of up to $72,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 2001. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000, of which $20,618 was utilized through June 30, 2001.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 2001, was $30,000. At June 30, 2001, the Company had received approximately $11,300 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $645 and $709 for the six months ended June 30, 2001 and 2000, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Additionally, the revolving trade accounts receivable securitization program limits stock repurchases to $5,000 for 2001, of which $553 was utilized through June 30, 2001.

NOTE 6:  SHARE REPURCHASE PROGRAM

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of August 10, 2001, the Company has repurchased approximately 115 shares for an aggregate purchase price of $553 under the new program that is scheduled to expire in December 2002. One of the Company's credit facilities limits 2001 stock repurchases to $5,000, of which $553 was utilized through June 30, 2001.

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

                                                  Three months ended      Six months ended
                                                       June 30,                June 30,
                                                 --------------------    --------------------
                                                   2001        2000        2001        2000
                                                 --------    --------    --------    --------
Net (loss) income                                $   (708)   $ (1,504)   $  1,466    $   (425)
                                                 ========    ========    ========    ========
BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                  13,729      15,875      13,729      16,973
  Weighted average common shares issued
      during period                                   166          13          83           7
  Weighted average treasury shares repurchased
      during period                                   (83)       (421)        (43)     (1,032)
                                                 --------    --------    --------    --------

Weighted average common shares outstanding,
      net of treasury shares, end of period        13,812      15,467      13,769      15,948
                                                 ========    ========    ========    ========
Net (loss) income per common share               $  (0.05)   $  (0.10)   $   0.11    $  (0.03)
                                                 ========    ========    ========    ========
DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                  13,729      15,875      13,729      16,973
  Weighted average common shares issued
      during period                                   166          13          83           7
  Weighted average common share equivalents          --          --           537        --
  Weighted average treasury shares repurchased
      during period                                   (83)       (421)        (43)     (1,032)
                                                 --------    --------    --------    --------
Weighted average common shares outstanding,
      net of treasury shares, end of period        13,812      15,467      14,306      15,948
                                                 ========    ========    ========    ========
Net (loss) income per common share               $  (0.05)   $  (0.10)   $   0.10    $  (0.03)
                                                 ========    ========    ========    ========

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
          ---------------------

RESULTS OF OPERATIONS
---------------------

       Net sales decreased 2.0% for the second quarter and decreased .3% for the six-month period ended June 30, 2001, compared with the same periods in the prior year. The decrease in net sales for the second quarter ended June 30, 2001, was due primarily to lower shipments of certain other specialty floorcare products partially offset by shipments of the Dirt Devil Spot Scrubber, which was introduced in mid 2000. The decrease in net sales for the six months ended June 30, 2001 was primarily due to lower shipments of the Dirt Devil Easy Steamer and certain other specialty floorcare products partially offset by shipments of the Dirt Devil Spot Scrubber. Overall sales to the top 5 customers (all of which are major retailers) increased in the first six months of 2001, and as a percentage, sales to the top 5 customers were 74.5% of net sales as compared with approximately 68.0% in the first six months of 2000. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, increased from 18.8% for the second quarter 2000 to 20.1% in the second quarter 2001 and remained consistent at 21.0% in the first six months of 2000 and 2001. The gross margin percentage was negatively affected in the second quarter of 2000 primarily by higher depreciation expense on tooling for certain product lines due to shortened expected useful lives and inventory obsolescence charges related to the corded Mop Vac and Broom Vac.

       Advertising and promotion expenses decreased 15.8% for the second quarter 2001 and decreased 22.6% for the six month period ended June 30, 2001 compared with the same periods in 2000. The decrease for the three and six-month periods was due primarily to planned decreases in cooperative advertising and media spending. However, the Company intends to increase cooperative advertising and television advertising and promotion during the second half of 2001 in conjunction with the launch of the new Platinum Force product family and the Telezapper, the Company's first consumer electronics product. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

       Other selling expenses decreased 5.9% for the second quarter 2001 and increased 8.4% for the six month period ended June 30, 2001 compared with the same periods in 2000. The increase for the six-month period ended June 30, 2001 was primarily due to internal sales and marketing personnel costs, which are the largest components of other selling expenses. Other selling expenses decreased as a percentage of sales for the second quarter 2001 from 2.9% to 2.7% and increased for the six-month period ended June 30, 2001, from 2.3% to 2.5%, compared with the same periods in 2000.

       General and administrative expenses increased as a percentage of net sales for the second quarter 2001 from 4.3% to 5.8% and for the six month period ended June 30, 2001, from 4.5% to 5.2%, compared with the same periods in 2000. The principal components are compensation (including benefits), insurance, provision for doubtful accounts, travel and professional services. The increase in the three and six-month periods ended June 30, 2001, was primarily due to increases in employee related benefit expenses and provision for doubtful accounts.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
         -------------


         RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         --------------------------------------------------------------
         (CONTINUED)

       Engineering and product development expenses increased 31.5% for the second quarter 2001 and 18.9% for the six-month period ended June 30, 2001. The principal components are engineering salaries, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The increase in 2001 was primarily due to the timing of costs associated with new product introductions in 2001 as compared to the new product introductions in 2000.

       Interest expense decreased 35.2% for the second quarter 2001 and decreased 14.0% for the six-month period ended June 30, 2001, compared with the same periods in 2000. The decrease in interest expense is the result of lower levels of variable rate borrowings to finance working capital, capital expenditures, share repurchases and lower effective borrowing rates.

       Receivable securitization and other expense, net principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

       Due to the factors discussed above, the Company had a loss before income taxes for the second quarter and income for the six months ended June 30, 2001, of $(1,077) and $2,294, respectively, as compared to loss before income taxes for the second quarter and six months ended June 30, 2000, of $(2,381) and $(675), respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company has used cash generated from operations to fund its capital expenditures, make payments on its revolving line of credit facility, and share repurchases. Working capital was $36,921 at June 30, 2001, a decrease of 7.4% over December 31, 2000. Current assets decreased by $9,651 reflecting a $17,059 reduction of trade accounts receivable partially offset by an increase in inventories of $6,229 and an increase in deferred and refundable income taxes of $635. Current liabilities decreased by $6,687, reflecting a decrease in trade accounts payable of $3,291, a decrease in accrued advertising and promotion of $3,816, partially offset by an increase in accrued salaries, benefits and payroll taxes of $1,083.

       In the first six months of 2001, the Company utilized $7,945 of cash for capital purchases, including approximately $1,900 of tooling related to the new Platinum Force Extractor, Upright and Hand Vac, introduced in the second half of 2001, approximately $2,700 for computer equipment and software and approximately $2,100 for leasehold improvements.

       At June 30, 2001, the Company had a reducing collateralized revolving credit facility with availability of up to $72,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 2001. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000, of which $20,618 was utilized through June 30, 2001.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)
         -------------


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 2001, was $30,000. At June 30, 2001, the Company had received approximately $11,300 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $645 and $709 for the six months ended June 30, 2001 and 2000, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Additionally, the revolving trade accounts receivable securitization program limits stock repurchases to $5,000 for 2001, of which $553 was utilized through June 30, 2001.

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of August 10, 2001, the Company has repurchased approximately 115 shares for an aggregate purchase price of $553 under the new program that is scheduled to expire in December 2002. One of the Company's credit facilities limits 2001 stock repurchases to $5,000, of which $553 was utilized through June 30, 2001.

       The Company believes that its revolving credit facilities and cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases under the April 2001 repurchase program.

QUARTERLY OPERATING RESULTS
---------------------------

         The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for the interim periods.


                                                      Three Months Ended

                             June 30,    March 31,  Dec. 30,   Sept. 30   June 30,    March 31,
                               2001        2001       2000       2000       2000        2000
                             --------    --------   --------   --------   --------    --------
Net sales                    $ 80,447    $104,522   $126,549   $ 96,129   $ 82,075    $103,470
Gross margin                   16,204      22,634     31,690     21,778     15,451      23,455
Net (loss) income                (708)      2,174      3,018      3,345     (1,504)      1,080
Net (loss) income
   per share - diluted (a)   $  (0.05)   $   0.15   $   0.21   $   0.22   $  (0.10)   $   0.06

     (a) The sum of 2000 quarterly net income (loss) per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding due to share repurchases.

       The Company believes that a significant percentage of certain of its products are given as gifts and therefore, sell in larger volumes during the Christmas and other holiday shopping seasons. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

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

ACCOUNTING STANDARDS
--------------------

       The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The implementation of SFAS No. 133 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

Part II - OTHER INFORMATION

ITEM 4 -   Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

          (a) The Company's annual meeting of shareholders was held April 24, 2001.

          (b)  At the annual meeting, the Company's shareholders elected Messrs.
               R. Louis Schneeberger, E. Patrick Nalley, and Joseph B. Richey II, as Class II Directors for a two-year term which expires at the annual shareholders meeting in 2003.

               The term of office of Messrs. Jack Kahl Jr., Michael J. Merriman, and John P. Rochon, the Class I Directors, continued after the 2001 meeting; such term expires at the annual shareholders meeting in 2002.

          (c) At the annual meeting, the Company's shareholders ratified the appointment of PricewaterhouseCoopers L.L.P. as auditors of the Company for 2002. The holders of 10,705,357 common shares voted to ratify the appointment, the holders of 201,385 common shares voted against the ratification, and the holders of 9,304 common shares abstained.

               The following tabulation represents voting for the Class II Directors

               NAME                         FOR            WITHHELD AUTHORITY
               ----                         ---            ------------------
               Mr. Schneeberger          10,837,847               78,199
               Mr. Nalley                10,831,809               84,237
               Mr. Richey                10,837,694               78,352

          (d)  Not applicable

ITEM 6 -   Exhibits and Reports on Form 8-K
------     --------------------------------

               Forms 8-K - None

               The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

               Exhibit 10(p) - Phantom Stock Plan effective April 23, 2001

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



                                 Royal Appliance Mfg. Co.
                                 -------------------------------------------

(Registrant)





                                 /s/ Michael J. Merriman
                                 -------------------------------------------
                                 Michael J. Merriman
                                 Chief Executive Officer, President and Director (Principal Executive Officer)







Date:  August 13, 2001            /s/ Richard G. Vasek
       --------------            -------------------------------------------
                                 Richard G. Vasek
                                 Chief Financial Officer, Vice President -
                                 Finance and Secretary
                                 (Principal Financial Officer)

                                INDEX TO EXHIBITS




                                                                         PAGE
                                                                        NUMBER

Exhibit 10(p) - Phantom Stock Plan effective April 23, 2001