Form 10-Q
period 2001-09-30
ROYAL APPLIANCE MANUFACTURING CO
filed 2001-11-09
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 2001.


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.  For the transition period from        to      .
                                                               ------    -----

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

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


    Common Shares, without par value                    13,783,252
  -----------------------------------        ---------------------------------
                (Class)                      (Outstanding at November 7, 2001)


The Exhibit index appears on sequential page 17.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX



                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
Part I                FINANCIAL INFORMATION

             Item 1   Financial Statements
             ------   --------------------
                      Consolidated Balance Sheets -
                          September 30, 2001 and December 31, 2000                                     3

                      Consolidated Statements of Operations -
                          three months and nine months ended September 30, 2001 and 2000               4

                      Consolidated Statements of Cash Flows -
                          nine months ended September 30, 2001 and 2000                                5

                      Notes to Consolidated Financial Statements                                     6 - 9

             Item 2   Management's Discussion and Analysis of Financial
             ------   -------------------------------------------------
                      Condition and Results of Operations                                           10 - 14
                      -----------------------------------

Part II               OTHER INFORMATION

             Item 6   Exhibits and Reports on Form 8-K                                                15
             ------   --------------------------------

Signatures                                                                                            16

Exhibit Index                                                                                         17
                      *Numbered in accordance with Item 601 of Regulation S-K

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                     September 30,   December 31,
                                                                         2001           2000
                                                                       ---------      ---------
ASSETS                                                               (Unaudited)
Current assets:
   Cash                                                                $   1,095      $     704
   Trade accounts receivable, net                                         48,762         42,097
   Inventories                                                            60,538         45,470
   Refundable and deferred income taxes                                    4,806          4,735
   Prepaid expenses and other                                              1,748          1,573
                                                                       ---------      ---------
           Total current assets                                          116,949         94,579
                                                                       ---------      ---------

Property, plant and equipment, at cost:
   Land                                                                    1,541          1,541
   Building                                                                7,777          7,777
   Molds, tooling, and equipment                                          53,004         48,650
   Furniture, office and computer equipment and software                  15,123         12,721
   Assets under capital leases                                             3,171          3,171
   Leasehold improvements and other                                        7,400          5,067
                                                                       ---------      ---------
                                                                          88,016         78,927
           Less accumulated depreciation and amortization                (47,048)       (37,119)
                                                                       ---------      ---------
                                                                          40,968         41,808
                                                                       ---------      ---------

Tooling deposits                                                           3,250            807
Other                                                                      2,553          1,358
                                                                       ---------      ---------
           Total assets                                                $ 163,720      $ 138,552
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $  33,726      $  22,209
   Accrued liabilities:
      Advertising and promotion                                           10,954         13,103
      Salaries, benefits, and payroll taxes                                5,707          3,355
      Warranty and customer returns                                        9,750          9,800
      Income taxes                                                         1,192             --
      Other                                                                5,741          6,091
   Current portions of capital lease obligations and notes payable           143            136
                                                                       ---------      ---------
           Total current liabilities                                      67,213         54,694
                                                                       ---------      ---------

   Revolving credit agreement                                             54,100         46,400
   Capitalized lease obligations, less current portion                     2,028          2,137
                                                                       ---------      ---------
           Total long-term debt                                           56,128         48,537
                                                                       ---------      ---------
   Deferred income taxes                                                   3,811          4,268
                                                                       ---------      ---------
           Total liabilities                                             127,152        107,499
                                                                       ---------      ---------

   Commitments and contingencies (Note 4)                                     --             --

Shareholders' equity:
   Common shares, at stated value                                            213            212
   Additional paid-in capital                                             43,759         43,038
   Retained earnings                                                      66,716         61,165
                                                                       ---------      ---------
                                                                         110,688        104,415

   Less treasury shares, at cost (11,945,700 and 11,780,500 shares
     at September 30, 2001 and December 31, 2000, respectively)          (74,120)       (73,362)
                                                                       ---------      ---------
           Total shareholders' equity                                     36,568         31,053
                                                                       ---------      ---------

           Total liabilities and shareholders' equity                  $ 163,720      $ 138,552
                                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended         Nine Months Ended
                                                   September 30,               September 30,
                                                ---------------------     ---------------------

                                                  2001         2000         2001         2000
                                                --------     --------     --------     --------

Net sales                                       $112,726     $ 96,129     $297,695     $281,674

Cost of sales                                     85,042       74,351      231,173      220,990
                                                --------     --------     --------     --------

   Gross margin                                   27,684       21,778       66,522       60,684

Advertising and promotion                         10,495        8,130       27,136       29,627
Other selling                                      2,767        2,164        7,451        6,485
General and administrative                         5,106        4,658       14,734       13,096
Engineering and product development                2,065        1,624        5,718        4,696
                                                --------     --------     --------     --------

   Income from operations                          7,251        5,202       11,483        6,780

Interest expense, net                                674          986        1,897        2,408
Receivable securitization and other expense
   (income), net                                     350          436        1,065        1,267
                                                --------     --------     --------     --------

Income before income taxes                         6,227        3,780        8,521        3,105

Income tax expense                                 2,142          435        2,970          185
                                                --------     --------     --------     --------

   Net income                                   $  4,085     $  3,345     $  5,551     $  2,920
                                                ========     ========     ========     ========

BASIC
Weighted average number of common
  shares outstanding (in thousands)               13,649       14,592       13,786       15,454

Earnings per share                              $    .30     $    .23     $    .40     $    .19

DILUTED
Weighted average number of common
  shares and equivalents outstanding
  (in thousands)                                  14,269       15,247       14,350       15,943

Earnings per share                              $    .29     $    .22     $    .39     $    .18

    The accompanying notes are an integral part of these financial statements

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)


                                                                              Nine Months
                                                                          Ended September 30,
                                                                         ----------------------

                                                                           2001          2000
                                                                         --------      --------
Cash flows from operating activities:
   Net income                                                            $  5,551      $  2,920
                                                                         --------      --------
   Adjustments to reconcile net income to
        net cash from operating activities:
         Depreciation and amortization                                     11,061        11,474
         Compensatory effect of stock options                                 412           247
         Gain on sale of property, plant and equipment, net                    --           (32)
         Deferred income taxes                                               (839)         (872)
      (Increase) decrease in assets:
         Trade accounts receivable, net                                    (6,665)       10,081
         Inventories                                                      (15,068)       (4,104)
         Refundable and accrued income taxes                                1,503        (3,366)
         Prepaid expenses and other                                          (175)       (1,601)
         Other                                                             (1,706)       (1,026)
      Increase (decrease) in liabilities:
         Trade accounts payable                                            11,517         4,703
         Accrued advertising and promotion                                 (2,149)       (7,509)
         Accrued salaries, benefits, and payroll taxes                      2,352        (4,674)
         Accrued warranty and customer returns                                (50)         (550)
         Accrued other                                                       (350)          908
                                                                         --------      --------
              Total adjustments                                              (157)        3,679
                                                                         --------      --------
            Net cash from operating activities                              5,394         6,599
                                                                         --------      --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net               (9,710)      (12,440)
   (Increase) decrease in tooling deposits                                 (2,443)        2,916
   Proceeds from sale of plant and equipment, net                              --            32
                                                                         --------      --------
           Net cash from investing activities                             (12,153)       (9,492)
                                                                         --------      --------

Cash flows from financing activities:
   Proceeds from bank debt, net                                             7,700        19,500
   Payments on note payable                                                    --          (224)
   Payments on capital lease obligations                                     (102)         (246)
   Proceeds from exercise of stock options                                    310           139
   Repurchase of common stock                                                (758)      (17,703)
                                                                         --------      --------
           Net cash from financing activities                               7,150         1,466
                                                                         --------      --------

Net increase (decrease) in cash                                               391        (1,427)
                                                                         --------      --------

Cash at beginning of period                                                   704         1,427
                                                                         --------      --------

Cash at end of period                                                    $  1,095      $     --
                                                                         ========      ========

Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                              $  1,993      $  2,616
                                                                         --------      --------

   Income taxes, net of refunds                                          $  2,306      $  4,413
                                                                         --------      --------


   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1:  BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of September 30, 2001 and December 31, 2000, and the related statements of operations and cash flows as of, and for the interim periods ended, September 30, 2001 and 2000. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report (Form 10-K).

       The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

       The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to receivables denominated in foreign currencies. The terms of the currency instruments are consistent with the timing of the transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from the foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. There were no foreign currency forward contracts outstanding as of September 30, 2001. All contracts have terms of four months or less.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories at September 30, 2001, and December 31, 2000, consisted of the following:

                                                     September 30,              December 31,
                                                          2001                      2000
                                                          ----                      ----
Finished goods                                          $51,189                   $37,832

Work in process and purchased parts                       9,349                     7,638
                                                        -------                   -------
                                                        $60,538                   $45,470
                                                        =======                   =======

NOTE 3:  ASSETS TO BE DISPOSED OF

       Based upon a plan established in January 2001, the Company discontinued operations at its former distribution and assembly center during the second quarter of 2001. The property has been listed with a real estate broker and the Company believes that the property will be sold for a price that exceeds the net book value as of September 30, 2001.

       As of September 30, 2001, the building and related land and improvements are classified as "Assets to be Disposed Of" in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." As such, there is no need to continue to depreciate these assets. For financial statement purposes, the asset value, including related accumulated depreciation, is included in Property, Plant and Equipment, at cost in the Consolidated Balance Sheets. As of September 30, 2001, the net book value of this facility was $7,731.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

       At September 30, 2001, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $8,000, including commitments for television advertising through December 31, 2001. Other contractual commitments for items in the normal course of business total approximately $3,000.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


NOTE 5:  DEBT

       At September 30, 2001, the Company had a reducing collateralized revolving credit facility with availability of up to $72,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 2001. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000, of which $20,823 was utilized through September 30, 2001.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 2001, was $35,000. At September 30, 2001, the Company had received approximately $18,700 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $877 and $1,061 for the nine months ended September 30, 2001 and 2000, respectively, and have been classified as "Receivable securitization and other expense (income), net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Additionally, the revolving trade accounts receivable securitization program limits stock repurchases to $6,000 for 2001, of which $758 was utilized through September 30, 2001.

NOTE 6:  SHARE REPURCHASE PROGRAM

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of November 7, 2001, the Company has repurchased approximately 229 shares for an aggregate purchase price of $1,068 under the new program that is scheduled to expire in December 2002. One of the Company's credit facilities limits 2001 stock repurchases to $6,000, of which $758 was utilized through September 30, 2001.

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


                                                     Three months ended          Nine months ended
                                                       September 30,               September 30,
                                                   ----------------------      ----------------------
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------

Net income                                         $  4,085      $  3,345      $  5,551      $  2,920
                                                   ========      ========      ========      ========

BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                    13,614        15,033        13,729        16,973
  Weighted average common shares issued
      during period                                      52             7           130            15
  Weighted average treasury shares repurchased
      during period                                     (17)         (448)          (73)       (1,534)
                                                   --------      --------      --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period          13,649        14,592        13,786        15,454
                                                   ========      ========      ========      ========

Net income per common share                        $   0.30      $   0.23      $   0.40      $   0.19
                                                   ========      ========      ========      ========


DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                    13,614        15,033        13,729        16,973
  Weighted average common shares issued
      during period                                      52             7           130            15
  Weighted average common share equivalents             620           655           564           489
  Weighted average treasury shares repurchased
      during period                                     (17)         (448)          (73)       (1,534)
                                                   --------      --------      --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period          14,269        15,247        14,350        15,943
                                                   ========      ========      ========      ========

Net income per common share                        $   0.29      $   0.22      $   0.39      $   0.18
                                                   ========      ========      ========      ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

       Net sales increased 17.3% for the third quarter and increased 5.7% for the nine-month period ended September 30, 2001, compared with the same periods in the prior year. The increase in net sales was primarily attributable to the introduction during the third quarter of 2001 of the Company's new Platinum Force line of products, which includes a bagless hand vac, a bagless upright and an upright carpet shampooer. The Company also began shipping its first ever consumer electronics product, the Telezapper(TM), in the third quarter of 2001. Overall sales to the top 5 customers increased in the first nine months of 2001 (all of which are major retailers) as compared to the first nine months of 2000. Sales to the top 5 customers accounted for approximately 72.2% of net sales in the first nine months of 2001 as compared with approximately 67.3% in the first nine months of 2000. The Company believes that its dependence on sales to its largest customers will continue. Recently, many major retailers have experienced significant financial difficulties and some have filed for protection from creditors under applicable bankruptcy laws. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, increased from 22.7% for the third quarter 2000 to 24.6% in the third quarter 2001 and increased from 21.5% in the first nine months of 2000 to 22.3% in the first nine months of 2001. The gross margin percentage was positively affected by initial shipments of higher margin products, including the Platinum Force line of products and the Telezapper, partially offset by continued retail emphasis on lower price point products.

       Advertising and promotion expenses increased 29.0% for the third quarter 2001 and decreased 8.4% for the nine months ended September 30, 2001. The increase in advertising and promotion expenses for the quarter was due primarily to increases in media spending and costs associated with the launch of the Platinum Force line of products and the Telezapper. The decrease in advertising and promotion expenses during the first nine months of 2001 was due to planned decreases in media spending. The Company intends to continue emphasizing cooperative advertising and television as its primary methods of advertising and promotion. In general, the Company's advertising expenditures are not specifically proportional to anticipated sales. For example, the amount of advertising and promotional expenditures may be concentrated during critical retail shopping periods during the year, particularly the fourth quarter, and during new product and promotional campaign introductions.

       Other selling expenses increased by $603 for the third quarter 2001 and $966 for the nine month period ended September 30, 2001 compared with the same periods in 2000. The increase is primarily due to higher internal sales and marketing personnel compensation, which are the largest components of other selling expenses. Other selling expenses increased as a percentage of sales for the third quarter and nine month period ended September 30, 2001, from 2.3% to 2.5%, compared with the same periods in 2000.

       General and administrative expenses increased 9.6% for the third quarter 2001 and increased 12.5% for the nine-month period ended September 30, 2001, compared with the same periods in 2000. General and administrative expenses decreased as a percentage of net sales for the third quarter 2001 from 4.8% to 4.5% and increased for the nine month period ended September 30, 2001, from 4.6% to 4.9%, compared with the same periods in 2000. The principal components are compensation (including benefits), insurance, provision for doubtful accounts, travel, professional services and information technology related expenditures and amortization. The dollar increases in the third quarter and nine-month period ended September 30, 2001, were primarily due to increases in employee related benefit expenses, professional services and information technology related expenditures and amortization.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)

RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)

       Engineering and product development expenses increased by 27.2% for the third quarter 2001 and 21.8% for the nine-month period ended September 30, 2001. The principal components are engineering compensation, outside professional engineering and design services and other related product development expenditures. The amount of outside professional engineering and design services and other related product development expenditures are dependent upon the number and complexity of new product introductions in any given period. The dollar increases in the third quarter and nine-month period ended September 30, 2001, were primarily due to increases in engineering compensation, outside professional engineering and design services, and other related product development expenditures.

       Interest expense decreased 31.6% for the third quarter 2001 and decreased 21.2% for the nine-month period ended September 30, 2001, compared with the same periods in 2000. The decrease in interest expense is the result of lower effective borrowing rates partially offset by higher levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases

       Receivable securitization and other expense (income), net principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

       Due to the factors discussed above, the Company had income before income taxes for the third quarter and nine months ended September 30, 2001, of $6,227 and $8,521, respectively, as compared to income before income taxes for the third quarter and for the nine months ended September 30, 2000, of $3,780 and $3,105, respectively.

       The third quarter results for 2000 included a $930 research and development tax credit related to prior years which increased earnings per share by $.06. The effective tax rate was reduced to 11.5% and 6.0% for the third quarter and nine months ended September 30, 2000, respectively, as a result of the tax credit.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has used cash generated from operations and revolving credit proceeds to fund its working capital needs, capital expenditures, and share repurchases. Working capital was $49,736 at September 30, 2001, an increase of 24.7% over December 31, 2000. Current assets increased by $22,370 reflecting in part a $6,665 increase of trade accounts receivable and an increase in inventory of $15,068. Current liabilities increased by $12,519 reflecting, in part, a $11,517 increase in trade accounts payable and $2,352 increase in accrued salaries and benefits, partially offset by a $2,149 decrease in accrued advertising and promotion.

       In the first nine months of 2001, the Company utilized $12,153 of cash for capital purchases, including approximately $3,400 tooling related to the new Dirt Devil(R) Platinum Force line of products and approximately $4,700 for computer equipment and software.

       At September 30, 2001, the Company had a reducing collateralized revolving credit facility with availability of up to $72,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 2001. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000, of which $20,823 was utilized through September 30, 2001.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 2001, was $35,000. At September 30, 2001, the Company had received approximately $18,700 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $877 and $1,061 for the nine months ended September 30, 2001 and 2000, respectively, and have been classified as "Receivable securitization and other expense (income), net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Additionally, the revolving trade accounts receivable securitization program limits stock repurchases to $6,000 for 2001, of which $758 was utilized through September 30, 2001.

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of November 7, 2001, the Company has repurchased approximately 229 shares for an aggregate purchase price of $1,068 under the new program that is scheduled to expire in December 2002. One of the Company's credit facilities limits 2001 stock repurchases to $6,000, of which $758 was utilized through September 30, 2001.

       The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases under the February 2001 repurchase program.

 QUARTERLY OPERATING RESULTS

         The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for the interim periods.

                                                     Three Months Ended
                        Sept. 30,   June 30,   March 31,   Dec. 31,  Sept. 30,   June 30,   March 31,
                          2001       2001        2001       2000       2000        2000       2000
                          ----       ----        ----       ----       ----        ----       ----
                                   (Dollars in thousands, except per share amounts)
Net sales               $112,726   $ 80,447    $104,522   $126,549   $ 96,129   $ 82,075    $103,470

Gross margin              27,684     16,204      22,634     31,690     21,778     15,451      23,455

Net income (loss)          4,085       (708)      2,174      3,018      3,345     (1,504)      1,080

Net income (loss) per   $   0.29   $  (0.05)   $   0.15   $   0.21   $   0.22   $  (0.10)   $   0.06
common share (a) (b)

(a) The sum of 2000 quarterly net income (loss) per share does not equal annual net income (loss) per share due to rounding.

(b) Income (loss) per share is calculated based on the diluted method explained in Note 7 to the Consolidated Financial Statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) (CONTINUED)

QUARTERLY OPERATING RESULTS (CONTINUED)

       The Company's business is seasonal. The Company believes that a significant percentage of certain of its products are given as gifts and, therefore, sell in larger volumes during the Christmas shopping season. The Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions cause quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations. The Company remains cautious about the fourth quarter 2001 because of the continued retail emphasis on lower price point products and retailers' concern about the holiday season due to current economic uncertainties.

OTHER

       The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company's most significant competitors are Hoover, Eureka and Bissell in the upright and carpet shampooer market, and Black & Decker in the hand-held market. These competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company.

INFLATION

       The Company does not believe that inflation has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices. Due to recent economic conditions, the cost of plastic resin and transportation has increased in 2001.

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

ACCOUNTING STANDARDS

The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The implementation of SFAS No. 133 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

       In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of determining the effects of this Statement on its business.

       In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion NO. 30, "Reporting the Results of Operations". SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of determining the effects of this Statement on its business.

FORWARD-LOOKING STATEMENTS

        Forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; retail's reaction to a potential slowdown in consumer spending; the financial strength of the retail industry particularly the major mass retail channel; the competitive pricing and aggressive product development environment, particularly in the bagless upright vacuum category within the floor care industry; the impact of private-label programs by mass retailers; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the acceptance by consumers of the Company's new products, including the Company's bagless uprights, carpet shampooers and its first consumer electronics product, the Telezapper(TM), the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; and the uncertainty of the Company's global suppliers to continuously supply sourced finished goods and component parts.

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



                                 Royal Appliance Mfg. Co.
                                ------------------------------------------------

(Registrant)





                                /s/ Michael J. Merriman
                                ------------------------------------------------
                                Michael J. Merriman
                                Chief Executive Officer, President and Director (Principal Executive Officer)







Date:    November 9,2001        /s/ Richard G. Vasek
      ------------------        ------------------------------------------------
                                Richard G. Vasek
                                Chief Financial Officer, Vice President -
                                Finance and Secretary
                                (Principal Financial Officer)

                                INDEX TO EXHIBITS




                                                       PAGE NUMBER
None