Form 10-K
period 2001-12-31
ROYAL APPLIANCE MANUFACTURING CO
filed 2002-03-15
CIK 85462

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.



             FOR THE TRANSITION PERIOD FROM           TO          .

                         COMMISSION FILE NUMBER 0-19431

                            ROYAL APPLIANCE MFG. CO.
             (Exact name of registrant as specified in its charter)

                     OHIO                                        34-1350353
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                        Identification)

     7005 COCHRAN ROAD, GLENWILLOW, OHIO                           44139
   (Address of principal executive offices)                       Zip Code

                                 (440) 996-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Common Shares, Without Par Value                   New York Stock Exchange
            (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

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

     Indicate, by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant, as reported on the New York Stock Exchange, based upon the closing sale price of Registrant's Common Shares on March 11, 2002, was $44,639,303. Common Shares held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's common shares as of March 11, 2002, was 13,017,352.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on Thursday, April 25, 2002, are incorporated by reference in Part III of this form.

The Exhibit index appears on sequential page 37.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Royal Appliance Mfg. Co. ("Royal" or the "Company"), an Ohio corporation with its corporate offices in the Cleveland, Ohio metropolitan area, develops, assembles or sources and markets a full line of cleaning products for home and some for commercial use, primarily in North America under the Dirt Devil(R) and Royal(R) brand names. In 1984, the Company introduced the first in a line of Dirt Devil floorcare products, which the Company believes has become one of the largest selling lines of vacuum cleaners in the United States. The Company has used the Dirt Devil brand name recognition to gain acceptance for other Dirt Devil floorcare products. The Company continues to market certain metal vacuum cleaners for home and commercial use under the Royal brand name.

     During 2001, the Company's subsidiary, Privacy Technologies, Inc. ("Privacy Technologies(TM)") introduced the TeleZapper(TM) -- a telephone attachment that helps block unwanted telemarketing calls and removes consumers' phone numbers from the telemarketers' computerized dialing lists.

     The Company has also created Product Launch Partners, Inc. Product Launch Partners, Inc. was established as a vehicle for inventors and start-up consumer product companies to joint venture with the Company on new product launch opportunities.

     The Company's business strategy is primarily focused on leveraging its distribution channels and its well-known Dirt Devil brand, where applicable, to new and innovative products both inside and outside the floorcare industry, primarily in North America. The Company's product offering consists of name brand consumer products in two business segments: Consumer Products -- Floorcare and Consumer Products -- Other. The Company's goal is to expand the number, visibility and volume of its products sold by retailers, as well as to increase the number of major retailers carrying its products. The Company also seeks to increase the sale of its products through independent floorcare dealers by offering dealer-exclusive product lines and cooperative promotional programs.

     The Company's marketing strategy is essential to its success. The Company uses television, print, cooperative advertising and its Dirt Devil and Privacy Technologies websites to build and maintain brand awareness and consumer demand, as well as to gain shelf space for its product lines from major retailers.

BUSINESS SEGMENTS

  CONSUMER PRODUCTS -- FLOORCARE:

     The Company's Consumer Products -- Floorcare business segment designs, assembles or sources, markets and distributes a full line of plastic and metal vacuum cleaners. The Company's Dirt Devil vacuum cleaners are intended for home use. The Company's metal vacuum cleaners are intended for home and commercial use.

     This business segment's primary retail product lines are sold under the Dirt Devil name. The first Dirt Devil product, the Hand Vac, was introduced in 1984. The Dirt Devil line has since been expanded to include a full line of upright vacuum cleaners at various price points, both with bags and bagless, upright and hand held carpet and upholstery extractors, canister vacuum cleaners, and a full line of corded and cordless hand held vacuum cleaners. During 2001, the Dirt Devil line of products was further expanded with the introduction of Dirt Devil(R) Platinum Force(TM), a family of floorcare products that offer unique features at premium retail price points.

     The Company has produced durable metal vacuum cleaners since the early 1900's. Currently, the Company markets a full line of metal upright and canister vacuum cleaners under the Royal brand name for home and commercial use exclusively through its network of independent dealers. The Company also sells accessories, carpet and upholstery cleaning solutions, attachments, refurbished cleaners and replacement parts for each of its product lines.

     In order to provide the retailers with distinct product alternatives, the Company offers different Dirt Devil products in a variety of styles and colors and with various features. Major retailers currently carrying some portion of the Dirt Devil product line include Best Buy, Canadian Tire, Kmart, Sam's Club, Sears, Lowe's, Target, and WalMart. The Company also sells its Dirt Devil products through independent dealers, who primarily sell the metal line of Royal vacuum cleaners.

  CONSUMER PRODUCTS -- OTHER:

     The Company's Consumer Products -- Other segment primarily represents business conducted by Privacy Technologies, Inc. and Product Launch Partners, Inc. This business segment designs, sources and distributes consumer products outside of the Company's traditional floorcare business. Currently, this segment is substantially comprised of the TeleZapper, which was introduced in the second half 2001 by Privacy Technologies, Inc. The TeleZapper is a telephone attachment that helps block unwanted telemarketing calls and removes consumers' phone numbers from telemarketers' computerized dialing lists. Major retailers currently offering the TeleZapper include Best Buy, Canadian Tire, Kmart, RadioShack, Target and Walmart. In order to optimize the value of the TeleZapper product line, the Company is exploring the possibility of licensing the TeleZapper intellectual property or an outright sale of the entire TeleZapper business.

  NET SALES BY BUSINESS SEGMENT:

     The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31, 2001 for the Company's two business segments.

                                   2001       %       2000       %       1999       %
                                 --------   -----   --------   -----   --------   -----
Consumer Products --
  Floorcare....................  $406,502    94.8%  $408,223   100.0%  $407,984   100.0%
Consumer Products --
  Other........................    21,923     5.2%        --      --         --      --
                                 --------   -----   --------   -----   --------   -----
                                 $428,425   100.0%  $408,223   100.0%  $407,984   100.0%
                                 ========   =====   ========   =====   ========   =====

For further information on business segments, see Note 13 of the Notes to the Consolidated Financial Statements.

NEW PRODUCTS

     The Company introduces new products and enhances its existing products on a regular basis for both the retail and dealer markets. In order to support its product development efforts, the Company engages in research and development activities, particularly with respect to new product engineering. The Company's engineering and product development expenditures were approximately $7.9 million, $6.8 million, and $6.3 million in 2001, 2000 and 1999, respectively.

     The Company has recently formed licensing and R&D partnerships, including one with The Procter & Gamble Company to launch, in the second half of 2002, a new product to clean carpets more effectively. Additionally, the Company has licensing agreements with third parties, that license the Dirt Devil brand name for certain other cleaning products in North America and for use of the Dirt Devil brand name in other countries.

     In addition to internally developing products, the Company may purchase product tooling, license product designs and patents, and outsource certain product assembly for products to be marketed under the Dirt Devil and Royal brand names or through Privacy Technologies.

MARKETING AND CUSTOMERS

     The Company markets its Dirt Devil and TeleZapper products primarily through major retailers, including mass market retailers (e.g. WalMart, Target and Kmart), electronic chains (e.g. Best Buy and RadioShack), warehouse clubs (e.g. Sam's Club), home improvement centers (e.g. Lowe's), regional chains and department stores (e.g. Ames). During 2001, WalMart (including Sam's Club), Kmart and Target accounted for approximately 31.1%, 14.3%, and 14.1% respectively, of the Company's net sales, compared to approximately 32.6%, 13.5%, and 13.1%, respectively, of the Company's net sales in 2000. These were the only customers who accounted for 10% or more of the Company's net sales during such periods. During 2001 and 2000, the Company's net sales in the aggregate to its five largest customers were 68.1% and 66.1%, respectively, of its total net sales. The loss of any of these customers or loss of their shelf space could have a significant impact on the Company's operations. The Company anticipates that the significant percentage of the Company's net sales attributable to a limited number of major retail customers will continue. The Company believes that its relations with its customers are good. The Company sells most of its products to retailers through its internal sales staff. Recently, several major retailers have experienced significant financial difficulties and some, including Kmart, have filed for protection from creditors under applicable bankruptcy laws. As of December 31, 2001, the net exposure related to Kmart as well as other customer balances for which management believes collection is doubtful was included in the calculation of allowance for doubtful accounts. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Since Dirt Devil and TeleZapper products are targeted to sell to the mass market, the Company believes that brand name recognition is critical to the success of these products. The Company provides advertising and promotional support for its Dirt Devil and TeleZapper products through television and cooperative advertising with retailers and believes that these promotional activities, as well as those of its major customers, affect brand name awareness and sales. The Company's cooperative advertising program is established based upon planning with its mass market retail customers. Some of the Company's advertising and promotional activities are tied to holidays and also to specific promotional activities of retailers, and historically have been higher during the Christmas shopping season. The Company's advertising and promotional expenditures are not proportional to anticipated sales. In addition, the Company has generated a small portion of its sales from consumer direct orders, primarily for accessories and new product launches, through the Company's toll-free number, websites and from direct response television infomercials.

     The Company devotes considerable attention to the design and appearance of its products and their packaging in order to enhance their appeal to consumers and to stand out among other brands on retailers' shelves. In order to increase the presence of its Dirt Devil products in major retail outlets, the Company provides retailers with distinct product alternatives by offering its Dirt Devil product lines in a variety of styles and colors and with various features.

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

     Many of the Company's independent dealers also provide warranty service for Royal and Dirt Devil products. This allows the consumer to have prompt access to local service outlets and is an important component of the Company's efforts to be responsive to consumers. The Company's products are generally sold with a one to six-year limited warranty.

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

COMPETITION

     The Company's Consumer Products -- Floorcare business segment's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer markets and, Black & Decker and Euro Pro in the hand-held market. Many of these competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company experiences extensive competition, including price pressure and increased advertising by its competitors, in all product lines within the Consumer Products -- Floorcare segment. These trends are expected to continue into 2002.

TRADEMARKS AND PATENTS

     The Company holds numerous trademarks registered in the United States and foreign countries for various products. The Company has registered trademarks in the United States and a number of foreign countries for the Dirt Devil, Royal, TeleZapper, and other names and logos, which are used in connection with the sale of its vacuum cleaners, consumer electronics and other products and accessory parts. The Company considers both the Dirt Devil and TeleZapper trademarks to be of considerable value and critical to its business. No challenges to its rights to these trademarks have arisen and the Company has no reason to believe that any such challenges will arise in the future.

     The Company holds or licenses the use of numerous domestic and international patents, including design patents and processes. The Company may also license its trademarks and patents. The Company believes that its product lines in the Consumer Products -- Floorcare segment are generally not dependent upon any single patent or group of patents. Within the Consumer
Products -- Other segment, the primary product line, the TeleZapper, is dependent upon a limited number of patents for that product.

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

PRODUCTION

     The Company currently assembles certain products in its facilities located in the Cleveland, Ohio metropolitan area. The products that are not assembled in Northeast Ohio have been outsourced to global third party contract manufacturers. Unlike many of its competitors, the Company does not manufacture component parts for its products. Component parts for the Company's products are manufactured by suppliers, frequently using molds and tooling owned by the Company and built to its specifications. Since the Company's production operations are currently limited to final assembly, it believes that its fixed costs are lower than many of its competitors. The Company also believes that this lack of vertical integration and the use of third party contract manufacturers has provided increased flexibility in the introduction and modification of products.

     The Company's engineering department is primarily responsible for the design and testing of its products. The Company has computer-aided design systems to assist its engineers in developing new products and modifying existing products. The Company also retains outside design firms to assist its engineers in designing new products. In addition to internally developing products, the Company may purchase tooling, license intellectual property, or otherwise sell products produced by others to the Company's specifications which may be marketed under the Dirt Devil and Royal brand names or through Privacy Technologies.

     A majority of the raw materials purchased by the Company are component parts, such as motors, bags, cords, and plastic parts, which are available from multiple suppliers. The amount of time required by suppliers to fill orders released by the Company varies from 1 to 3 months for sourced finished goods, and days to several weeks for component parts. The Company does not believe that it is dependent on any single source for any significant portion of its raw material or component purchases. The Company believes that it has good relationships with its suppliers and contract manufacturers and has not experienced any significant raw material or component shortages.

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 670 full-time employees. In addition, the Company generally utilizes temporary personnel during the period when the Company is responding to its peak selling season. During 2001, the peak temporary personnel level reached approximately 260. The Company's employees are not represented by any labor union. The Company considers its relations with its employees to be good.

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

ITEM 2.  PROPERTIES

     On December 31, 2001, the Company and its subsidiaries owned or leased the material properties listed on the following table:

                            APPROXIMATE
                          SQUARE FOOTAGE
                         -----------------    LEASE EXPIRATIONS
LOCATION AND ADDRESS      OWNED    LEASED    (EXCLUDING RENEWALS)          FUNCTION
--------------------     -------   -------   --------------------          --------
7005 Cochran Road......       --   458,000          07/15           Distribution Center &
  Glenwillow, Ohio                                                  Corporate Headquarters
1340 East 289th          106,000        --          11/11           Assembly and Refurb
  Street...............                                             Operations
  Wickliffe, Ohio(1)
8120 Tyler Blvd........  300,000        --            N/A           Assembly, Shipping and
  Mentor, Ohio                                                      Warehouse
1350 Rockefeller.......       --   147,000          05/02           Assembly
  Wickliffe, OH(2)
3951 East Earlstone....       --   140,400          06/06           Distribution Center
  Ontario, CA

---------------

(1) This leased property is reflected as owned because it contains a bargain purchase option of $1. For further description, see Note 4 of Notes to Consolidated Financial Statements.

(2) The Company intends to vacate this facility at the end of the lease term and transfer operations to the 8120 Tyler Blvd., Mentor, Ohio facility.

ITEM 3.  LEGAL PROCEEDINGS

     The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Dirt Devil Easy Steamer infringes certain patents held by Hoover. Hoover seeks damages, injunction of future production, and legal fees. The Company is vigorously defending the suit and believes that it is without merit. If Hoover were to prevail on all of its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:01cv 2775), against The Hoover Company (Hoover) on December 10, 2001, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that Hoover infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

     The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:02cv 0338), against Bissell Homecare, Inc. (Bissell) in 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that Bissell infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

     Bissell Homecare, Inc. (Bissell) filed a lawsuit in federal court, in the Western District of Michigan (case 1:02cv 0142), against the Company in 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Dirt Devil Easy Steamer and Platinum Force Extractor infringes certain patents held by Bissell. Bissell seeks damages, injunction of future production, and legal fees. The Company is vigorously defending the suit and believes that it is without merit. If Bissell were to prevail on all of its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     The Company is involved in various other claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the named executive officers of the Company.

NAME                                         AGE      POSITION AND OFFICES WITH THE COMPANY
----                                         ---      -------------------------------------
Michael J. Merriman........................  45    President and Chief Executive Officer
Richard C. Farone..........................  38    Executive Vice President -- Sales,
                                                   Marketing & Engineering
Richard G. Vasek...........................  37    Chief Financial Officer, Vice President --
                                                   Finance and Secretary
David M. Brickner..........................  35    Vice President -- Operations

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

     David M. Brickner has been Vice President -- Operations since 2001. Prior to that, he was Vice President -- Manufacturing from December 1998 to 2001. Since 1988, he has served in several different roles in the Company's engineering, purchasing, and sourced products areas.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares are quoted on the New York Stock Exchange
(NYSE) under the symbol "RAM". The following table sets forth, for the periods indicated, the high and low sales price for the Company's Common Shares as reported by the New York Stock Exchange.

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                             2001            2000
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
QUARTERS:
  First................................................  $4.75   $3.85   $6.00   $4.37
  Second...............................................  $6.10   $3.15   $6.44   $4.62
  Third................................................  $6.61   $3.57   $6.87   $4.94
  Fourth...............................................  $5.55   $4.00   $5.94   $3.44

     The Company has not declared or paid any cash dividends and currently intends not to pay any cash dividends in 2002. The Board of Directors intends to retain earnings, if any, to support the operations, growth of the business and to fund the stock repurchase program. The Company's current credit agreement prohibits the payment of cash dividends and permits additional stock repurchases up to $40 million, of which $23.0 million was utilized through December 31, 2001, in accordance with the stock repurchase programs (see Notes 3 and 11 of the Notes to the Company's Consolidated Financial Statements).

     On March 11, 2002, there were approximately 900 shareholders of record of the Company's Common Shares, as reported by National City Corporation, the Company's Registrar and Transfer Agent, which maintains its corporate offices at National City Center, Cleveland, Ohio 44101-0756.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected Consolidated Statements of Operations and Consolidated Balance Sheet data for each of the five years during the period ended December 31, 2001, are derived from the audited Consolidated Financial Statements of the Company. Prior period amounts have been reclassified to conform to the 2001 presentation. The data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales...............................  $428,425   $408,223   $407,984   $282,720   $325,417
Cost of sales...........................   325,746    315,849    304,452    208,861    229,469
                                          --------   --------   --------   --------   --------
  Gross margin..........................   102,679     92,374    103,532     73,859     95,948
Selling, general and administrative
  expenses..............................    84,701     79,694     77,849     68,346     73,319
Charge for tooling obsolescence.........        --         --      2,621         --         --
                                          --------   --------   --------   --------   --------
  Income from operations................    17,978     12,680     23,062      5,513     22,629
Interest expense, net...................     2,415      3,503      1,401      1,521      1,412
Receivable securitization and other
  expense (income), net.................     1,181      1,713      1,369       (140)     1,033
                                          --------   --------   --------   --------   --------
  Income before taxes...................    14,382      7,464     20,292      4,132     20,184
Income tax expense......................     5,058      1,525      7,610      1,606      7,777
                                          --------   --------   --------   --------   --------
  Net income............................  $  9,324   $  5,939   $ 12,682   $  2,526   $ 12,407
                                          ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE
Weighted average number of common shares
  outstanding (in thousands)............    13,731     15,083     18,155     21,368     23,553
Earnings per share......................  $    .68   $    .39   $    .70   $    .12   $    .53
DILUTED EARNINGS PER SHARE
Weighted average number of common shares
  and equivalents outstanding (in
  thousands)............................    14,297     15,574     18,371     21,562     23,944
Earnings per share......................  $    .65   $    .38   $    .69   $    .12   $    .52
CONSOLIDATED BALANCE SHEET DATA (AT END
  OF PERIOD)
Working capital.........................  $ 32,566   $ 39,885   $ 38,950   $ 30,240   $ 32,486
Total assets............................   140,444    138,552    151,892    117,480    134,947
Long-term debt..........................    33,978     48,537     34,704     18,426     13,672
Shareholders' equity....................    38,622     31,053     44,669     46,723     60,219

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition including customer based programs and incentives, allowance for doubtful accounts, useful lives of tooling and other long lived assets and accrued warranty and customer returns.

     Revenue Recognition -- The Company's revenue recognition policy is to recognize revenues when products are shipped. All sales are final upon shipment of product to the customer. The Company records estimated reductions to net sales for customer programs and incentive offerings including pricing arrangements, promotions and other volume based incentives. If market conditions were to soften, the Company may take actions to increase customer incentives, possibly resulting in a reduction of net sales and gross margins at the time the incentive is offered.

     Allowance for Doubtful Accounts -- The Company maintains an allowance for trade accounts receivable for which collection on specific customer accounts is doubtful. In determining collectibility, management reviews available customer financial statement information, credit rating reports as well as other external documents and public filings. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

     Useful Lives of Tooling -- The Company capitalizes the cost of tooling used in the production of its products by third party suppliers and global contract manufacturers. The tooling is depreciated on a straight-line basis over 2 - 4 years, based on the nature of the product and the estimated product life cycle. The useful lives are reviewed on a quarterly basis by management and useful lives may be shortened if needed. In determining whether or not shortening of useful lives is required, management reviews retail sell-through data, forecast demands and the timeframe of new product introductions.

     Accrued Warranty and Customer Returns -- The Company's return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a reserve is maintained for future returns from current shipments. Management calculates the reserve utilizing historical return rates by product family. These rates are reviewed and adjusted periodically. Management utilizes judgment for estimating return rates of new products and adjusts those estimates as actual results become available.

     The following table sets forth, for the years indicated, the percentages of net sales of certain items in the Consolidated Statements of Operations and the percentage change in such items as compared to the indicated prior year.

                                                                                   YEAR TO YEAR
                                                YEAR ENDED DECEMBER 31,        INCREASES (DECREASES)
                                                ------------------------   -----------------------------
                                                 2001     2000     1999    2001 VS. 2000   2000 VS. 1999
                                                ------   ------   ------   -------------   -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.....................................  100.0%   100.0%   100.0%         4.9%           0.1%
Cost of sales.................................   76.0     77.4     74.6          3.1            3.7
                                                -----    -----    -----        -----            ---
  Gross margin................................   24.0     22.6     25.4         11.2          (10.8)
Selling, general and administrative
  expenses....................................   19.8     19.5     19.0          6.3            2.4
Charge for tooling obsolescence...............     --       --      0.7           --            N/M
                                                -----    -----    -----        -----            ---
  Income from operations......................    4.2      3.1      5.7         41.8          (45.0)
Interest expense, net.........................    0.6      0.9      0.4        (31.1)         150.0
Receivable securitization and other expense
  (income), net...............................    0.2      0.4      0.3        (31.1)          25.1
                                                -----    -----    -----        -----            ---
  Income before income taxes..................    3.4%     1.8%     5.0%        92.3%         (63.2)%
                                                =====    =====    =====        =====            ===

2001 VS. 2000

     Net sales for 2001 were $428,425, an increase of 4.9% from 2000. The increase in sales for 2001 was attributable to the shipments of the TeleZapper, which was introduced during the third quarter of 2001. These sales increases were partially offset by lower sales of certain product lines within the Consumer Products -- Floorcare segment including Dirt Devil canisters and stick vacuums. Overall sales to the top 5 customers for 2001 (all of which are major retailers) accounted for approximately 68.1% of net sales as compared with approximately 66.1% in 2000. The Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some, including Kmart, have filed for protection from creditors under applicable bankruptcy laws. As of December 31, 2001, the net exposure related to Kmart as well as other customer balances for which management believes collection is doubtful was included in the calculation of allowance for doubtful accounts. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Gross margin, as a percent of net sales, increased from 22.6% for 2000 to 24.0% in 2001. The gross margin percentage was positively affected in 2001 primarily by shipments of the TeleZapper. The increase was partially offset by competitive pressure resulting in lower selling prices and margins on various floorcare products.

     Selling, general and administrative expenses for 2001 were $84,701, an increase of 6.3% from 2000. Selling, general and administrative expenses increased as a percentage of net sales from 19.5% in 2000 to 19.8% in 2001. The dollar increase is primarily attributable to employee compensation and related benefits, higher professional fees associated with litigation (see Note 5 of the Company's Consolidated Financial Statements), bad debt expense primarily associated with the bankruptcy filing by Kmart, and expenses associated with upgrades to the Company's information technology systems.

     Interest expense for 2001 was $2,415, a decrease of 31.1% from 2000. The decrease in interest expense resulted from a lower effective borrowing rate combined with lower levels of variable rate borrowings to finance working capital, share repurchases, and capital expenditures.

     Receivable securitization and other expense (income), net principally reflects the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets. The decrease during 2001 was due to lower receivable securitization expense associated with a lower effective borrowing rate and reduced foreign currency transaction losses on Canadian sales activity.

     Due to the factors discussed above, the Company had income before income taxes for 2001 of $14,382 as compared to income before income taxes for 2000 of $7,464. The components of the Company's effective income tax expense rate of 35.2% are described in Note 6 of the Company's Consolidated Financial Statements.

2000 VS. 1999

     Net sales for 2000 were $408,223, an increase of 0.1% from 1999. Increased unit and dollar volume shipments of the Dirt Devil Easy Steamer(TM) (which was introduced in mid 1999) and the Dirt Devil Spot Scrubber(TM) (which was introduced in mid 2000) offset lower sales of certain other product lines including the Company's line of upright vacuums and the Dirt Devil Broom Vac(TM). Overall sales to the top 5 customers for 2000 (all of which are major retailers) accounted for approximately 66.1% of net sales as compared with approximately 67.1% in 1999.

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

     Selling, general and administrative expenses for 2000 were $79,694, an increase of 2.4% from 1999. Selling, general and administrative expenses increased as a percentage of net sales from 19.0% in 1999 to 19.5% in 2000. The dollar increase is primarily due to increases in employee related benefit expenses, professional services associated with litigation and increased engineering and product development expenses associated with new product introductions.

     Interest expense for 2000 was $3,503, an increase of 150.0% from 1999. The increase in interest expense resulted primarily from a higher effective borrowing rate combined with higher levels of variable rate borrowings to finance working capital, capital expenditures, the balloon payment made on fixed rate debt on one of the Company's facilities and share repurchases.

     Receivable securitization and other expense (income), net principally reflects the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets. The increase during 2000 was due to higher receivable securitization expense associated with a higher effective borrowing rate and foreign currency transaction losses on Canadian sales activity.

     Due to the factors discussed above, the Company had income before income taxes for 2000 of $7,464, as compared to income before income taxes for 1999 of $20,292. The components of the Company's effective income tax expense rate of 20.4% are described in Note 6 of the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has used cash generated from operations to fund its working capital needs, capital expenditures and share repurchases. Working capital was $32,566 at December 31, 2001, a decrease of 18.3% over the December 31, 2000 level. Current assets increased by $1,820 reflecting in part a $5,337 increase of inventories partially offset by a $6,111 decrease of trade accounts receivable. Current liabilities increased by $9,139 reflecting a $5,224 increase in trade accounts payable, $3,903 increase of accrued salaries, benefits, and payroll taxes, a $1,370 increase of accrued income taxes, partially offset by a $1,907 decrease of accrued advertising and promotion.

     In 2001, the Company utilized $13,842 of cash for capital expenditures, including approximately $4,600 for tooling related to the new Dirt Devil Platinum Force line of products which includes a bagless upright, full size extractor, corded hand vac, bagged upright and bagless stick vac and approximately $4,800 for computer equipment and software and consulting services, primarily related to the Oracle ERP implementation and other information technology upgrades.

     At December 31, 2001, the Company had a reducing collateralized revolving credit facility with availability of up to $72,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 2001. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000, of which $22,952 was utilized through December 31, 2001. The Company's effective interest rate was 7.34% and 9.28% for 2001 and 2000, respectively.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 2001, was $35,000. At December 31, 2001 and 2000, the Company had received approximately $24,700 and $19,200, respectively, from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $993, $1,559, and $1,281 in 2001, 2000 and 1999, respectively, and have been classified as Receivable securitization and other expense (income), net in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 5.42%, 7.56% and 6.51% for 2001, 2000, and 1999, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Additionally, the program contains covenants which the Company was in compliance with as of December 31, 2001.

     In February 2000, the Company's Board of Directors authorized a common share repurchase program that enabled the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,250 of its outstanding common shares. The Company completed the program repurchasing 3,289 shares for an aggregate purchase price of $20,065 in February 2001. In April 2001, the Company's Board of Directors authorized another common share repurchase program that enables the Company to purchase, in the open market and through negotiated transactions, up to an additional 3,400 of its outstanding common shares. As of March 11, 2002, the Company has repurchased approximately 1,052 for an aggregate purchase price of $5,250 under the program that expires in December 2002.

     The following tables present total contractual obligations and other commercial commitments of the Company as of December 31, 2001:

                                                                  PAYMENTS DUE BY YEAR
                                                       -------------------------------------------
CONTRACTUAL OBLIGATIONS                                 TOTAL     2002    2003-2006     THEREAFTER
-----------------------                                -------   ------   ---------     ----------
Long-Term Debt -- Revolver...........................  $32,000   $   --    $32,000(a)    $    --
Capital Lease Obligations............................    3,061      235      1,264         1,562
Operating Leases.....................................   26,640    3,419      9,783        13,438
                                                       -------   ------    -------       -------
Total Contractual Cash Obligations...................  $61,701   $3,654    $43,047       $15,000
                                                       =======   ======    =======       =======

                                                        AMOUNT OF COMMITMENT EXPIRATION PER YEAR
                                                     -----------------------------------------------
                                                     TOTAL AMOUNTS
OTHER COMMERCIAL COMMITMENTS                           COMMITTED      2002    2003-2006   THEREAFTER
----------------------------                         -------------   ------   ---------   ----------
Standby Letters of Credit..........................     $1,562       $1,250      $--         $312
Other Commercial Commitments.......................      7,300        7,300      --            --
                                                        ------       ------      --          ----
Total Commercial Commitments.......................     $8,862       $8,550      $--         $312
                                                        ======       ======      ==          ====

---------------

(a) The existing revolving credit facility has a maturity date of March 2003. The Company is in negotiations with its bank group to renew and extend the revolving line of credit for a three year period beginning April 1, 2002.

     The Company believes that cash generated by operations along with its revolving credit facilities will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as additional stock repurchases, if any.

QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments that the Company considers necessary for a fair presentation of such information for the interim periods.

                                                                  THREE MONTHS ENDED
                               -----------------------------------------------------------------------------------------
                               DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                 2001       2001        2001       2001        2000       2000        2000       2000
                               --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net sales....................  $130,730   $112,726    $80,447    $104,522    $126,549    $96,129    $82,075    $103,470
Gross margin.................    36,157     27,684     16,204      22,634      31,690     21,778     15,451      23,455
Net income (loss)............     3,773      4,085       (708)      2,174       3,018      3,345     (1,504)      1,080
Net income (loss) per
  share -- diluted(a)........  $   0.27   $   0.29    $ (0.05)   $   0.15    $   0.21    $  0.22    $ (0.10)   $   0.06

---------------

(a) The sum of 2001 and 2000 quarterly net income (loss) per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding due to share repurchases.

     The Company believes that a significant percentage of certain of its products are given as gifts and therefore sell in larger volumes during the Christmas and other holiday shopping seasons. Because of the Company's continued dependency on its major customers, the timing of purchases by these major customers and the timing of new product introductions causes quarterly fluctuations in the Company's net sales. As a consequence, results in prior quarters are not necessarily indicative of future results of operations.

OTHER

     The Company's Consumer Products -- Floorcare segment's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer markets and, Black & Decker and Euro Pro in the hand-held market. Most of these competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company experiences extensive competition, including price pressure and increased advertising by its competitors, in all product lines within the Consumer Products-Floorcare segment. These trends are expected to continue into 2002.

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

     The Company is required to implement the following new accounting pronouncements during the first quarter of 2002:

     SFAS No. 141, "Business Combinations" -- This statement requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted.

     SFAS No. 142, "Goodwill and Other Intangible Assets" -- This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets, and in summary discontinues the amortization of goodwill and other intangibles with indefinite lives.

     SFAS No. 143, "Accounting for Asset Retirement Obligations" -- This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" -- This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

     The Company expects that the implementation of the above standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

     Forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: the financial strength of the retail industry particularly in the major mass retail channel; the impact of Kmart's recent bankruptcy filing on Royal's future sales and earnings; the competitive pricing and aggressive product development environment within the floorcare industry; the impact of private-label programs by mass retailers; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the continued acceptance by consumers of the Company's new products, including the Company's bagless uprights, carpet shampooers, and its first consumer electronics product, the TeleZapper(TM), the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; the uncertainty of the Company's global suppliers to continuously supply sourced finished goods and component parts; and general business and economic conditions

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company sells a small portion of its products in various global markets. As a result, the Company's cash flow and earnings are exposed to fluctuations in foreign currency exchange rates relating to receipts from customers and payments to service providers in foreign currencies. As a general policy, the Company has hedged certain foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of December 31, 2001, there were no such contracts outstanding. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Royal Appliance Mfg. Co.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Royal Appliance Mfg. Co. and its Subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 11, 2002

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash......................................................    $  3,421       $    704
  Trade accounts receivable, less allowance for doubtful
    accounts of $3,000 and $1,300 at December 31, 2001 and
    2000, respectively......................................      35,986         42,097
  Inventories...............................................      50,807         45,470
  Refundable and deferred income taxes......................       4,549          4,735
  Prepaid expenses and other................................       1,636          1,573
                                                                --------       --------
         Total current assets...............................      96,399         94,579
                                                                --------       --------
Property, plant and equipment, at cost:
  Land......................................................       1,541          1,541
  Buildings.................................................       7,777          7,777
  Molds, tooling, and equipment.............................      52,031         48,650
  Furniture, office and computer equipment, and software....      12,154         12,721
  Assets under capital leases...............................       3,171          3,171
  Leasehold improvements and other..........................       7,456          5,067
                                                                --------       --------
                                                                  84,130         78,927
         Less accumulated depreciation and amortization.....     (46,556)       (37,119)
                                                                --------       --------
                                                                  37,574         41,808
                                                                --------       --------
Computer software and tooling deposits......................       4,405            807
Other.......................................................       2,066          1,358
                                                                --------       --------
         Total assets.......................................    $140,444       $138,552
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $ 27,433       $ 22,209
  Accrued liabilities:
    Advertising and promotion...............................      11,196         13,103
    Salaries, benefits, and payroll taxes...................       7,258          3,355
    Warranty and customer returns...........................       9,950          9,800
    Income taxes............................................       1,370             --
    Other...................................................       6,479          6,091
  Current portions of capital lease obligations and notes
    payable.................................................         147            136
                                                                --------       --------
         Total current liabilities..........................      63,833         54,694
                                                                --------       --------
  Revolving credit agreement................................      32,000         46,400
  Capitalized lease obligations, less current portion.......       1,978          2,137
                                                                --------       --------
         Total long-term debt...............................      33,978         48,537
                                                                --------       --------
  Deferred income taxes.....................................       4,011          4,268
                                                                --------       --------
         Total liabilities..................................     101,822        107,499
                                                                --------       --------
  Commitments and contingencies (Note 4 and 5)..............          --             --
Shareholders' equity:
  Serial preferred shares; authorized -- 1,000,000 shares;
    none issued and outstanding.............................          --             --
  Common shares, at stated value; authorized -- 101,000,000
    shares; issued 25,829,452 and 25,509,152 at December 31,
    2001 and 2000, respectively.............................         214            212
  Additional paid-in capital................................      44,167         43,038
  Retained earnings.........................................      70,489         61,165
                                                                --------       --------
                                                                 114,870        104,415
  Less treasury shares, at cost (12,365,700 and 11,780,500
    shares at December 31, 2001 and 2000, respectively).....     (76,248)       (73,362)
                                                                --------       --------
         Total shareholders' equity.........................      38,622         31,053
                                                                --------       --------
         Total liabilities and shareholders' equity.........    $140,444       $138,552
                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Net sales...................................................  $428,425   $408,223   $407,984
Cost of sales...............................................   325,746    315,849    304,452
                                                              --------   --------   --------
  Gross margin..............................................   102,679     92,374    103,532
Selling, general and administrative expenses................    84,701     79,694     77,849
Charge for tooling obsolescence.............................        --         --      2,621
                                                              --------   --------   --------
  Income from operations....................................    17,978     12,680     23,062
Interest expense, net.......................................     2,415      3,503      1,401
Receivable securitization and other expense (income), net...     1,181      1,713      1,369
                                                              --------   --------   --------
Income before income taxes..................................    14,382      7,464     20,292
Income tax expense..........................................     5,058      1,525      7,610
                                                              --------   --------   --------
  Net income................................................  $  9,324   $  5,939   $ 12,682
                                                              ========   ========   ========
BASIC
Weighted average number of common shares outstanding (in
  thousands)................................................    13,731     15,083     18,155
Earnings per share..........................................  $    .68   $    .39   $    .70
DILUTED
Weighted average number of common shares and equivalents
  outstanding (in thousands)................................    14,297     15,574     18,371
Earnings per share..........................................  $    .65   $    .38   $    .69

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    COMMON SHARES      ADDITIONAL                 TREASURY SHARES          TOTAL
                                 -------------------    PAID-IN     RETAINED   ---------------------   SHAREHOLDERS'
                                   NUMBER     AMOUNT    CAPITAL     EARNINGS     NUMBER      AMOUNT       EQUITY
                                 ----------   ------   ----------   --------   ----------   --------   -------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1998...  25,347,924    $211     $42,115     $42,544     5,726,400   $(38,147)    $ 46,723
  Shares issued from stock
    option plan................     116,428       1         413                                               414
  Purchase of treasury
    shares.....................                                                 2,764,600    (15,150)     (15,150)
  Net income...................                                      12,682                                12,682
                                 ----------    ----     -------     -------    ----------   --------     --------
BALANCE AT DECEMBER 31, 1999...  25,464,352     212      42,528      55,226     8,491,000    (53,297)      44,669
  Compensatory effect of stock
    options....................                             361                                               361
  Shares issued from stock
    option plan................      44,800                 149                                               149
  Purchase of treasury
    shares.....................                                                 3,289,500    (20,065)     (20,065)
  Net income...................                                       5,939                                 5,939
                                 ----------    ----     -------     -------    ----------   --------     --------
BALANCE AT DECEMBER 31, 2000...  25,509,152     212      43,038      61,165    11,780,500    (73,362)      31,053
  Compensatory effect of stock
    options....................                             586                                               586
  Shares issued from stock
    option plan................     320,300       2         543                                               545
  Purchase of treasury
    shares.....................                                                   585,200     (2,886)      (2,886)
  Net income...................                                       9,324                                 9,324
                                 ----------    ----     -------     -------    ----------   --------     --------
BALANCE AT DECEMBER 31, 2001...  25,829,452    $214     $44,167     $70,489    12,365,700   $(76,248)    $ 38,622
                                 ==========    ====     =======     =======    ==========   ========     ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  9,324   $  5,939   $ 12,682
                                                              --------   --------   --------
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization..........................    15,279     15,836     11,896
     Charge for tooling obsolescence........................        --         --      2,621
     Compensatory effect of stock options...................       586        361         --
     (Gain) loss on sale of property, plant and equipment,
       net..................................................        --        (32)        85
     Deferred income taxes..................................      (382)       618     (1,853)
  (Increase) decrease in assets:
     Trade accounts receivable, net.........................     6,111      6,429    (10,990)
     Inventories, net.......................................    (5,337)     4,991    (19,373)
     Refundable and accrued income taxes....................     1,681     (3,677)     1,436
     Prepaid expenses and other.............................       (63)       108      2,891
     Other..................................................    (1,509)    (1,147)      (308)
  Increase (decrease) in liabilities:
     Trade accounts payable.................................     5,224     (1,700)     2,745
     Accrued advertising and promotion......................    (1,907)    (2,829)     7,164
     Accrued salaries, benefits, and payroll taxes..........     3,903     (4,650)     5,706
     Accrued warranty and customer returns..................       150       (250)     1,950
     Accrued other..........................................       388      2,257     (3,508)
                                                              --------   --------   --------
          Total adjustments.................................    24,124     16,315        462
                                                              --------   --------   --------
          Net cash from operating activities................    33,448     22,254     13,144
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of tooling, property, plant, and equipment,
     net....................................................   (10,244)   (17,776)   (16,474)
  Proceeds from sale of property, plant and equipment.......        --         32         --
  (Increase) decrease in computer software and tooling
     deposits...............................................    (3,598)     4,370     (2,407)
                                                              --------   --------   --------
          Net cash from investing activities................   (13,842)   (13,374)   (18,881)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) proceeds on bank debt, net.....................   (14,400)    15,829     22,488
  Payments on notes payable.................................        --     (5,186)      (302)
  Proceeds from exercise of stock options...................       545        149        414
  Payments on capital lease obligations.....................      (148)      (330)      (286)
  Purchase of treasury shares...............................    (2,886)   (20,065)   (15,150)
                                                              --------   --------   --------
          Net cash from financing activities................   (16,889)    (9,603)     7,164
                                                              --------   --------   --------
Net increase (decrease) in cash.............................     2,717       (723)     1,427
                                                              --------   --------   --------
Cash at beginning of year...................................       704      1,427         --
                                                              --------   --------   --------
Cash at end of year.........................................  $  3,421   $    704   $  1,427
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
  Interest..................................................  $  2,611   $  3,818   $  1,594
                                                              ========   ========   ========
  Income taxes, net of refunds..............................  $  3,759   $  4,574   $  8,021
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ACCOUNTING POLICIES:

     Description of Business -- Royal Appliance Mfg. Co. ("Royal" or the "Company"), an Ohio corporation with its corporate offices in the Cleveland, Ohio metropolitan area, develops, assembles or sources and markets a full line of cleaning products for home and some for commercial use, primarily in North America under the Dirt Devil and Royal brand names. In 1984, the Company introduced the first in a line of Dirt Devil floorcare products, which the Company believes has become one of the largest selling lines of vacuum cleaners in the United States. The Company has used the Dirt Devil brand name recognition to gain acceptance for other Dirt Devil floorcare products. The Company continues to market certain metal vacuum cleaners for home and commercial use under the Royal brand name.

     During 2001, the Company's subsidiary, Privacy Technologies, Inc. ("Privacy Technologies") introduced the TeleZapper -- a telephone attachment that helps block unwanted telemarketing calls and removes consumers' phone numbers from the telemarketers' computerized dialing lists.

     The Company also created Product Launch Partners, Inc. Product Launch Partners, Inc. was established as a vehicle for inventors and start-up consumer product companies to joint venture with the Company on new product launch opportunities.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, the reserve for returns and allowances, and depreciation and amortization, among others.

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

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

     The Company has used forward exchange contracts to reduce fluctuations in foreign currency cash flows related to receivables denominated in foreign currencies. The terms of the currency instruments are consistent with the timing of the transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from the foreign

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. Outstanding as of December 31, 2001 and 2000 were $0 and $2,670, respectively, in contracts to purchase foreign currency forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of four months or less.

     Advertising and Promotion -- Cost incurred for producing and communicating advertising are expensed during the period aired, including costs incurred under the Company's cooperative advertising program. Advertising and promotion costs were $44,486, $47,154 and $46,546 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Inventories -- Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Inventories at December 31, consisted of the following:

                                                                  2001           2000
                                                              ------------   ------------
Finished goods..............................................    $43,277        $37,832
Work in process and component parts.........................      7,530          7,638
                                                                -------        -------
                                                                $50,807        $45,470
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

     Internal and external costs incurred to develop internal use computer software during the application development stage are capitalized and amortized on the straight line method over the estimated useful life of software. Capitalized costs include payroll costs and related benefits, costs of related hardware and consulting fees. During 2001 and 2000, $185 and $94, respectively of such internal costs were capitalized.

     Plant and equipment are depreciated over the estimated useful lives of the respective classes of assets. Leasehold improvements and assets held under capital leases are amortized over the shorter of useful lives or their respective lease terms. Accumulated amortization on assets under capital leases totaled $1,555 and $1,407 at December 31, 2001 and 2000, respectively.

     Depreciation for financial reporting purposes is computed on the straight-line method using the following depreciable lives:

Buildings...................................................  40 years
Building under capital lease................................  20 years
Molds, tooling, and equipment...............................  3 - 5 years
Furniture, office and computer equipment, and software......  2 - 5 years
Vehicles....................................................  3 years
Internal use software.......................................  2 - 5 years

     Accelerated methods as permitted by the applicable tax law are used for tax reporting purpose.

     The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant and equipment may not be recoverable under the provisions of Statement

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of. If it is determined that an impairment loss has occurred based on expected future cash flows, the loss is recognized on the Consolidated Statement of Operations.

     Fair Value of Financial Instruments -- Financial instruments consist of a revolving credit agreement that is carried at an amount which approximates fair value.

     New Accounting Pronouncements -- The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The implementation of SFAS No. 133 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

     The Company is required to implement the following new accounting pronouncements during the first quarter of 2002:

     SFAS No. 141, "Business Combinations" -- This statement requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted.

     SFAS No. 142, "Goodwill and Other Intangible Assets" -- This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets, and in summary, discontinues the amortization of goodwill and other intangibles with indefinite lives.

     SFAS No. 143, "Accounting for Asset Retirement Obligations" -- This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" -- This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

     The Company expects that the implementation of the above standards will not have a material impact on its consolidated financial position, results of operations or cash flows.

2.  CHANGES IN DEPRECIABLE LIVES AND CHARGES FOR TOOLING OBSOLESCENCE:

     During 2001 and 2000, the Company shortened the useful lives of tooling for certain product families due to declining sales volumes, reduced product life cycles and the launch of replacement products. As a result of the reduced useful lives for certain product families, including certain Royal metal products during 2001 and the Dirt Devil Corded Mop Vac, Dirt Devil Stick Vac and Dirt Devil Broom Vac during 2000, the Company recorded accelerated depreciation expense of $191 and $1,788 during 2001 and 2000, respectively.

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

     During the fourth quarter of 1999, the wholesale price for the cordless Dirt Devil Mop Vac(R) (Mop Vac) decreased significantly. This reduction in wholesale price triggered an impairment review for cordless Mop Vac tooling. Previous to the fourth quarter reduction in wholesale prices, the cordless Mop Vac had net future cash flows in excess of the remaining net book value of the tooling. However, earlier that year, the Company shortened the depreciable lives of such tooling due to the decision to discontinue the product line at the end of 1999. Subsequent to the price reduction, the product was no longer profitable and therefore discontinued. As a result of the impairment review, the Company determined that net future cash flows for the product were negative, therefore, an impairment charge of $992 was recorded during the fourth quarter of 1999.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

     During 1999, the Dirt Devil Ultra MVP(R) lost its shelf placement in retail stores, however, the unit was slotted for special promotions at several retailers. When the unit lost its shelf placement at retail, an impairment review was performed resulting in no impairment charge as the estimated net future cash flows exceeded the net book value of the tooling. During the 1999 Holiday season, the Dirt Devil Ultra MVP had some limited special promotion distribution. However, retail subsequently lowered the retail price point below the wholesale price. With the reduction of price, the Company would no longer be able to produce the unit at a profit, thus triggering an impairment review. As a result of the review, an impairment charge of $1,629 was recorded at the end of the fourth quarter and accelerated depreciation of $436 was also taken during the fourth quarter of 1999.

     Prior to the fourth quarter of 1999, due to sales commitments and component part usage requirements, the assets were considered as "held for use" in accordance with SFAS No. 121. However, due to specific trigger events which occurred during the fourth quarter, the remaining value of the assets were determined to be impaired and the assets were written down to zero and removed from service during the fourth quarter of 1999.

3.  DEBT:

     At December 31, 2001, the Company had a reducing collateralized revolving credit facility with availability of up to $72,000 and a maturity date of March 7, 2003. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a formula, as defined. In addition, the Company pays a commitment fee based on a formula, as defined, on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 2001. The revolving credit facility is collateralized by the assets of the Company and prohibits the payment of cash dividends. As long as the Company remains in compliance with all covenants, the revolving credit facility permits additional share repurchases up to $40,000, of which $22,952 was utilized through December 31, 2001. The Company's effective interest rate was 7.34% and 9.28% for 2001 and 2000, respectively.

     The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 2001, was $35,000. At December 31, 2001 and 2000, the Company had received approximately $24,700 and $19,200, respectively, from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $993, $1,559, and $1,281 in 2001, 2000 and 1999, respectively, and have been classified as Receivable securitization and other (income) expense, net in the accompanying Consolidated Statements of Operations. The Company's effective borrowing rate under this program was 5.42%, 7.56%, and 6.51% for 2001, 2000, and 1999, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. Additionally, the program contains covenants which the Company was in compliance with as of December 31, 2001.

4.  LEASES:

     Royal leases various facilities, equipment, computers, software and vehicles under capital and operating lease agreements. Operating lease payments totaled $2,905, $1,912, and $796 for the years ended December 31, 2001, 2000, and 1999, respectively.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

     Minimum commitments under all capital and operating leases at December 31, 2001 are as follows:

YEAR                                                          CAPITAL   OPERATING
----                                                          -------   ---------
2002........................................................  $  235     $ 3,419
2003........................................................     315       3,057
2004........................................................     317       2,760
2005........................................................     314       2,117
2006........................................................     318       1,849
Thereafter..................................................   1,562      13,438
                                                              ------     -------
Total minimum lease payments................................   3,061     $26,640
                                                                         =======
Less amount representing interest...........................     936
                                                              ------
Total present value of capital obligation...................   2,125
Less current portion........................................     147
                                                              ------
Long-term obligation under capital leases...................  $1,978
                                                              ======

5.  COMMITMENTS AND CONTINGENCIES:

     At December 31, 2001, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $3,000, including commitments for television advertising through December 31, 2002. Other contractual commitments for items in the normal course of business total approximately $4,300.

     The Company is self-insured with respect to workers' compensation benefits in Ohio and carries excess workers' compensation insurance covering aggregate claims exceeding $350 per occurrence.

     The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Dirt Devil Easy Steamer infringes certain patents held by Hoover. Hoover seeks damages, injunction of future production, and legal fees. The Company is vigorously defending the suit and believes that it is without merit. If Hoover were to prevail on all of its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:01cv 2775), against The Hoover Company (Hoover) on December 10, 2001, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that Hoover infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

     The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:02cv 0338), against Bissell Homecare, Inc. (Bissell) in 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that Bissell infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

     Bissell Homecare, Inc. (Bissell) filed a lawsuit in federal court, in the Western District of Michigan (case 1:02cv 0142), against the Company in 2002, under the patent, trademark, and unfair competition laws of the United States. The complaint asserts that the Company's Dirt Devil Easy Steamer and Platinum Force Extractor infringes certain patents held by Bissell. Bissell seeks damages, injunction of future production, and

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES legal fees. The Company is vigorously defending the suit and believes that it is without merit. If Bissell were to prevail on all of its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

6.  INCOME TAXES:

     The income tax expense consisted of the following:

                                                             2001     2000     1999
                                                            ------   ------   -------
Current:
  Federal.................................................  $4,888   $  782   $ 8,683
  State and local.........................................     552      125       780
Deferred..................................................    (382)     618    (1,853)
                                                            ------   ------   -------
Total.....................................................  $5,058   $1,525   $ 7,610
                                                            ======   ======   =======

     Deferred income taxes reflect the impact, for financial statement reporting purposes, of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2001 and 2000, the components of the net deferred tax asset were as follows:

                                                               2001      2000
                                                              -------   -------
DEFERRED TAX ASSETS:
  Warranty and customer returns.............................  $ 3,881   $ 4,017
  Bad debt reserve..........................................    1,170       507
  Inventory basis difference................................      636       833
  Accrued vacation, compensation and benefits...............      866       422
  State and local taxes.....................................      127       166
  Accrued advertising.......................................       98       164
  Self insurance reserves...................................       90        59
  Deferred compensation plan................................      164       154
  State and local taxes.....................................       --       309
  Other.....................................................       --         7
DEFERRED TAX LIABILITIES:
  Accounts receivable mark to market........................       --      (658)
  Basis difference in fixed and intangible assets...........   (4,566)   (4,409)
  State and local taxes.....................................     (240)       --
  Other.....................................................   (1,688)   (1,415)
                                                              -------   -------
Net deferred tax asset......................................  $   538   $   156
                                                              =======   =======

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

     The differences between income taxes at the statutory federal income tax rate of 34% and those reported in the Consolidated Statements of Operations are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------
                                              % OF                % OF               % OF
                                             PRE-TAX             PRE-TAX            PRE-TAX
                                     2001    INCOME     2000     INCOME     1999    INCOME
                                    ------   -------   -------   -------   ------   -------
Tax expense at statutory rate.....  $4,890    34.0%    $ 2,538     34.0%   $6,900    34.0%
Research & experimentation
  credit..........................    (400)   (2.8)     (1,130)   (15.1)       --      --
State and local income taxes, net
  of federal benefit..............     360     2.5          81      1.1       507     2.5
Federal surtax on income over $10
  million.........................      42     0.3          --       --       196     1.0
Other, net........................     166     1.2          36      0.4         7      --
                                    ------    ----     -------    -----    ------    ----
                                    $5,058    35.2%    $ 1,525     20.4%   $7,610    37.5%
                                    ======    ====     =======    =====    ======    ====

     During 2000, the Company performed a detailed study of Research and Experimentation ("R&E") expenses over the preceding three-year period. As a result of this study, it was determined that additional expenditures qualify under the current guidance. Based on revised calculations, the Company was entitled to R & E credits of $462, $166 and $302 for the years ended 1999, 1998 and 1997, respectively. These Federal Income Tax refunds were received in 2001. For the years ended December 31, 2001 and 2000, the R & E credit amounted to $400 and $200, respectively.

7.  MAJOR CUSTOMERS:

     Royal's three largest customers represented approximately 31.1%, 14.3%, and 14.1% of total net sales in 2001. The Company's three largest customers represented approximately 32.6%, 13.5% and 13.1% in 2000 and 36.9%, 13.6% and 12.1% of total net sales in 1999. Additionally, a significant concentration of Royal's business activity is with major domestic mass market retailers whose ability to meet their financial obligations with Royal is dependent on economic conditions germane to the retail industry. During recent years, several major retailers have experienced significant financial difficulties and some, including Kmart, have filed for protection from creditors under applicable bankruptcy laws. As of December 31, 2001, the net exposure related to Kmart as well as other customers balances for which management believes collection is doubtful was included in the calculation of allowance for doubtful accounts. The Company sells its products to certain customers that are in bankruptcy proceedings.

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

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

     The following summarizes the changes in the number of Common Shares under option:

                                            2001              2000              1999
                                       ---------------   ---------------   ---------------
Options outstanding at beginning of
  the year...........................            2,673             2,764             2,244
Options granted during the year......              204                90               673
Options exercised during the year....             (321)              (45)             (116)
Options canceled during the year.....             (185)             (136)              (37)
                                       ---------------   ---------------   ---------------
Options outstanding at end of the
  year...............................            2,371             2,673             2,764
                                       ===============   ===============   ===============
Options exercisable at end of the
  year...............................            1,651               865               669
Option price range per share.........  $2.50 to $10.25   $2.50 to $10.25   $2.50 to $10.25

     The 1,651 exercisable options at December 31, 2001 are exercisable at an average exercise price of $6.14. The Company's current option plans, which provide for a total of 3,060 options, have 59 options remaining for future grants at December 31, 2001.

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

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001     2000     1999
                                                            ------   ------   -------
Net income (in thousands)
  As reported.............................................  $9,324   $5,939   $12,682
  Pro forma...............................................  $9,091   $5,623   $12,314
Basic earnings per share
  As reported.............................................  $  .68   $  .39   $   .70
  Pro forma...............................................  $  .66   $  .37   $   .68
Diluted earnings per share
  As reported.............................................  $  .65   $  .38   $   .69
  Pro forma...............................................  $  .64   $  .36   $   .67

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

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2001      2000      1999
                                                            -------   -------   -------
Expected volatility.......................................     35.7%     36.6%     39.0%
Risk-free interest rate...................................     4.85%     5.12%     6.70%
Expected life of options in years.........................  7 years   7 years   7 years
Expected dividend yield...................................        0%        0%        0%

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

     During fiscal years 2001, 2000 and 1999 the weighted average grant-date fair value of options granted was $2.17, $2.39 and $1.44 per share, respectively.

     The Company has also established compensation plans under which stock rights have been granted to certain key employees to receive Company stock upon exercise. These rights become 60% vested on the third anniversary from date of grant and an additional 20% vested for each subsequent year, subject to earlier termination in certain events related to termination of employment. Vesting may be accelerated in certain events relating to change of the Company's ownership. During 2001 and 2000, the Company awarded 116 and 330 stock rights under the plans, respectively, with a weighted average fair value at the date of grant of $4.25 and $4.89 per share for the years ended December 31, 2001 and 2000, respectively. The Company amortizes unearned compensation to expense over the five-year vesting period. Compensation expense related to these awards was $586 and $361 for 2001 and 2000, respectively. At December 31, 2001, 4 total stock rights were reserved for future issuance.

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

10.  BENEFIT PLANS:

     The Company sponsors a 401(k) defined contribution plan which covers substantially all of its employees who have satisfied the plan's eligibility requirements. Participants may contribute to the plan by voluntarily reducing their salary up to a maximum of 15% of qualified compensation subject to annual I.R.S. limits. All contributions vest immediately. For each of the last three years, the matching contribution was 100%, up to the first 3% of qualified compensation, and 50% of the next 2% of such compensation. The Company has also made discretionary contributions to the plan. The Company's provisions for matching and discretionary contributions totaled approximately $965, $1,017, and $906 for the years ended December 31, 2001, 2000 and 1999, respectively. Voluntary after-tax contributions and certain rollover contributions are also permitted.

     The Company also sponsors a non-qualified deferred compensation plan which permits key employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis until retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company match and investment earnings. All contributions vest immediately. Although the Plan is designed to be unfunded, the Company has funded the deferred compensation liability with investments in marketable securities, primarily stock mutual funds, which are classified as current assets. The Company's provisions for matching and discretionary contributions totaled approximately $72, $77, and $25 for the years ended December 31, 2001, 2000 and 1999, respectively. The deferred compensation liability which equals the related assets recorded by the Company was $419 and $395 as of December 31, 2001 and 2000, respectively.

     The Company does not offer any other post-retirement benefits, accordingly, it is not subject to the provisions of SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

11.  SHARE REPURCHASE PROGRAM:

     In February 2000, the Company's Board of Directors authorized a common share repurchase program that enabled the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,250 of its outstanding common shares. The Company completed the program repurchasing 3,289 shares for an aggregate purchase price of $20,065 in February 2001. In April 2001, the Company's Board of Directors authorized another common share repurchase program that enables the Company to purchase, in the open market and through negotiated transactions, up to an additional 3,400 of its outstanding common shares. As of March 11, 2002, the Company has repurchased approximately 1,052 for an aggregate purchase price of $5,250 under the program that expires in December 2002.

12.  EARNINGS PER SHARE:

     Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of common stock equivalents.

                                                               2001      2000      1999
                                                              -------   -------   -------
Net income..................................................  $ 9,324   $ 5,939   $12,682
                                                              =======   =======   =======
BASIC:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................   13,729    16,973    19,622
  Weighted average common shares issued during year.........      170        23        68
  Weighted average treasury shares repurchased during
     year...................................................     (168)   (1,913)   (1,535)
                                                              -------   -------   -------
Weighted average common shares outstanding, net of treasury
  shares, end of year.......................................   13,731    15,083    18,155
                                                              =======   =======   =======
Net income per common share.................................  $   .68   $   .39   $   .70
                                                              =======   =======   =======
DILUTED:
  Common shares outstanding, net of treasury shares,
     beginning of year......................................   13,729    16,973    19,622
  Weighted average common shares issued during year.........      170        23        68
  Weighted average common share equivalents.................      566       491       216
  Weighted average treasury shares repurchased during
     year...................................................     (168)   (1,913)   (1,535)
                                                              -------   -------   -------
Weighted average common shares outstanding, net of treasury
  shares, end of year.......................................   14,297    15,574    18,371
                                                              =======   =======   =======
Net income per common share.................................  $   .65   $   .38   $   .69
                                                              =======   =======   =======

13.  BUSINESS SEGMENT INFORMATION:

     The Company has two reportable segments: Consumer Products -- Floorcare and Consumer Products -- Other. The operations of the Consumer Products -- Floorcare segment includes the design, assembly or sourcing, marketing and distribution of a full line of plastic and metal vacuum cleaners. The primary brand names associated with this segment include Dirt Devil and Royal. These products are sold primarily to major mass merchant retailers and independent dealers in North America. The operations of the Consumer Products -- Other segment represents business conducted by Privacy Technologies, Inc. and Product Launch Partners, Inc., both of which are wholly owned subsidiaries of the Company. Currently, the primary product line within this segment is the TeleZapper, a telephone attachment that helps block unwanted telemarketing

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES calls and removes consumers' phone numbers from telemarketers' computerized dialing lists. These products are sold primarily to major mass merchant retailers and national electronic chains in North America.

     The Company's reportable segments are distinguished by the nature of products sold. The Company evaluates performance and allocates resources to reportable segments primarily based on net sales and operating income. The accounting policies of the reportable segments are the same as those described in Note 1. The Company records its federal and state tax assets and liabilities at corporate. There are no intersegment sales.

     Financial information for the Company's reportable segments consisted of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net Sales
  Consumer Products -- Floorcare.....................  $406,502   $408,223   $407,984
  Consumer Products -- Other.........................    21,923         --         --
                                                       --------   --------   --------
  Consolidated Total.................................  $428,425   $408,223   $407,984
                                                       ========   ========   ========
Income from Operations
  Consumer Products -- Floorcare.....................  $ 15,882   $ 12,680   $ 23,062
  Consumer Products -- Other.........................     2,096         --         --
                                                       --------   --------   --------
  Consolidated Total.................................  $ 17,978   $ 12,680   $ 23,062
                                                       ========   ========   ========
Capital Expenditures
  Consumer Products -- Floorcare.....................  $  6,011   $  7,298   $ 16,827
  Consumer Products -- Other.........................        74         --         --
                                                       --------   --------   --------
  Total for Reportable Segments......................     6,085      7,298     16,827
  Corporate..........................................     7,757      6,076      2,054
                                                       --------   --------   --------
  Consolidated Total.................................  $ 13,842   $ 13,374   $ 18,881
                                                       ========   ========   ========
Depreciation and Amortization
  Consumer Products -- Floorcare.....................  $ 12,079   $ 13,046   $ 11,012
  Consumer Products -- Other.........................       208         --         --
                                                       --------   --------   --------
  Total for Reportable Segments......................    12,287     13,046     11,012
  Corporate..........................................     2,992      2,790        884
                                                       --------   --------   --------
  Consolidated Total.................................  $ 15,279   $ 15,836   $ 11,896
                                                       ========   ========   ========
Total Assets
  Consumer Products -- Floorcare.....................  $114,376   $124,638   $139,763
  Consumer Products -- Other.........................     6,773         --         --
                                                       --------   --------   --------
  Total for Reportable Segments......................   121,149    124,638    139,763
  Corporate..........................................    19,295     13,914     12,129
                                                       --------   --------   --------
  Consolidated Total.................................  $140,444   $138,552   $151,892
                                                       ========   ========   ========

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

     Financial information related to the Company's operations by geographic location consisted of the following:

                                                         2001       2000       1999
                                                       --------   --------   --------
REVENUES, NET:
  United States......................................  $408,289   $389,867   $390,121
  All other Countries................................    20,136     18,356     17,863
                                                       --------   --------   --------
                                                       $428,425   $408,223   $407,984
                                                       ========   ========   ========
LONG LIVED ASSETS, NET:
  United States......................................  $ 32,527   $ 38,109   $ 34,676
  All other Countries................................     5,047      3,699      4,219
                                                       --------   --------   --------
                                                       $ 37,574   $ 41,808   $ 38,895
                                                       ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to Executive Officers of the Company is set forth in Part I of this Annual Report on Form 10-K. Information required by this Item with respect to members of the Board of Directors of the Company contained under the headings "Nominees for Terms Expiring in 2004" and "Directors whose Terms Expire in 2003" in the Company's Proxy Statement, dated March 27, 2002, is incorporated herein by reference.

     Information required by this Item with respect to compliance with Section 16 of the Exchange Act contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, dated March 27, 2002, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item relating to executive compensation contained under the headings "Compensation of Directors", "Executive Officers' Compensation", "Options/SAR Grants in 2001", "Aggregated Option/SAR Exercises in 2001 and Year-End Option/SAR Values", and "Change-in-Control and Other Employment Arrangements" in the Company's Proxy Statement, dated March 27, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item contained under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", in the Company's Proxy Statement, dated March 27, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        -----
(a)  (1)  Financial Statements
          Report of Independent Accountants...........................     15
          Consolidated Balance Sheets at December 31, 2001 and 2000...     16
          Consolidated Statements of Operations -- Years Ended
            December 31, 2001, 2000 and 1999..........................     17
          Consolidated Statements of Shareholders' Equity -- Years
            Ended December 31, 2001, 2000 and 1999....................     18
          Consolidated Statements of Cash Flows -- Years Ended
            December 31, 2001, 2000 and 1999..........................     19
          Notes to Consolidated Financial Statements..................  20-31
     (2)  Financial Statement Schedules
          The following consolidated financial statement schedule of
            Royal Appliance Mfg. Co. and Subsidiaries is included in
            Item 14(d):
          Report of Independent Accountants on Financial Statement
            Schedule..................................................     35
          Schedule II -- Valuation and Qualifying Accounts............     36
          All other schedules for which provision is made in the
            applicable accounting regulations of the Securities and
            Exchange Commission are not required under the related
            instructions, are inapplicable, or the information has
            been included in the Notes to Consolidated Financial
            Statements
     (3)  Exhibits
          The exhibits filed herewith are set forth on the Index to
            Exhibits filed as part of this report.....................  37-38
(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended
            December 31, 2001.........................................     --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2002.

                                          ROYAL APPLIANCE MFG. CO.
                                          Registrant

                                          By    /s/ MICHAEL J. MERRIMAN

                                          --------------------------------------
                                                   Michael J. Merriman
                                          Chief Executive Officer and President

Date March 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 15th day of March 2002.

                  SIGNATURE                                         TITLE
                  ---------                                         -----
           /s/ MICHAEL J. MERRIMAN                 Chief Executive Officer, President and
---------------------------------------------                     Director
             Michael J. Merriman                        (Principal Executive Officer)

            /s/ RICHARD G. VASEK                    Chief Financial Officer and Secretary
---------------------------------------------   (Principal Financial and Accounting Officer)
              Richard G. Vasek

         /s/ R. LOUIS SCHNEEBERGER*                         Chairman of the Board
---------------------------------------------
            R. Louis Schneeberger

             /s/ JACK KAHL JR.*                                   Director
---------------------------------------------
                Jack Kahl Jr.

           /s/ E. PATRICK NALLEY*                                 Director
---------------------------------------------
              E. Patrick Nalley

              /s/ J.B. RICHEY*                                    Director
---------------------------------------------
                 J.B. Richey

             /s/ JOHN P. ROCHON*                                  Director
---------------------------------------------
               John P. Rochon

---------------

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Royal Appliance Mfg. Co.

     Our audits of the consolidated financial statements referred to in our report dated February 11, 2002, appearing on page 15 of the Form 10-K also included an audit of the financial statement schedule listed as Schedule II of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 11, 2002

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               FOR YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                         BALANCE AT       ADDITIONS CHARGED TO                 BALANCE AT
                                      BEGINNING OF YEAR    EXPENSES AND COSTS    DEDUCTIONS    END OF YEAR
                                      -----------------   --------------------   ----------    -----------
                                                             (DOLLARS IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended December 31, 1999........       $1,500                $  595            $1,195(A)     $  900
Year Ended December 31, 2000........       $  900                $  321            $  (79)(A)    $1,300
Year Ended December 31, 2001........       $1,300                $2,118            $  418(A)     $3,000
INVENTORY RESERVE:
Year Ended December 31, 1999........       $1,475                $2,444(B)         $1,591(C)     $2,328
Year Ended December 31, 2000........       $2,328                $2,707(B)         $3,190(C)     $1,845
Year Ended December 31, 2001........       $1,845                $  650(B)         $1,308(C)     $1,187

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

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                 FOR FORM 10-K

EXHIBIT                          DESCRIPTION
-------                          -----------
  3(a)   Articles of Incorporation, amended and restated May 4, 1992, filed as Exhibit 3.1 of Registrant's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1992, filed with
         the Commission on August 13, 1992, and incorporated herein by reference.
  3(b)   Code of Regulations, amended and restated May 4, 1992, filed as Exhibit 3.2 of Registrant's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1992, filed with the
         Commission on August 13, 1992, incorporated herein by
         reference.
  3(c)   Amendment to Amended and Restated Articles of Incorporation
         October 21, 1993, filed as an Exhibit to Registrant's Form
         8-K filed with the Commission on November 1, 1993, and
         incorporated herein by reference.
  4(a)   Credit Agreement dated as of March 7, 2000, by and among the
         Registrant and various banks including National City Bank as administrative agent, filed as Exhibit 4(a) to the Annual
         Report on Form 10-K for the year ended December 31, 1999,
         incorporated herein by reference.
  4(b)   Receivables Purchase Agreement dated as of January 23, 2001, among Royal Appliance Receivables, Inc., as Seller, the
         Registrant, Market Street Funding Corporation and PNC Bank,
         National Association, filed as Exhibit 4(b) to the Annual
         Report on Form 10-K for the year ended December 31, 2000,
         incorporated herein by reference.
  4(c)   Amendment No. 1 to Receivables Purchase Agreement dated
         August 24, 2001.
         The Registrant agrees to furnish copies of certain of its
         other long-term debt to the Commission upon request.
  4(d)   Shareholder Rights Agreement dated as of October 21, 1993, filed as an Exhibit to Registrant's Form 8-K filed with the
         Commission on November 1, 1993, and incorporated herein by reference.
 10(a)   Royal Appliance Mfg. Co. 1991 Stock Option Plan for Outside
         Directors, filed as Exhibit 10.12 to the Registrant's
         Registration Statement on Forms S-1, filed with the
         Commission on August 6, 1991, file number 33-41211 (the
         "Initial Registration Statement"), incorporated herein by
         reference.
 10(b)   Royal Appliance Mfg. Co. Employees and Consultants Stock
         Option Plan, filed as Exhibit 10.13 to the Initial
         Registration Statement, incorporated herein by reference.
 10(c)   Form of Indemnity Agreement for Directors and Officers of
         the Registrant, filed as Exhibit 10.38 to the Initial
         Registration Statement, incorporated herein by reference.
 10(d)   Form of Severance and Employment Arrangement between the
         Registrant and Mssrs. Farone, Vasek and Brickner, filed as
         Exhibit 10(g) to the Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.
 10(e)   Annual Management Incentive Plan Description. Filed as
         Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.
 10(f)   Royal Appliance Mfg. Co. Key Executive Long-Term Incentive
         Plan filed as Exhibit 10(f) to the Annual Report on Form
         10-K for the year ended December 31, 1995, incorporated
         herein by reference.
 10(g)   Separation Agreement between the Registrant and Mr. Moone
         dated March 6, 2002.
 10(h)   Form of Amendment to Severance and Employment Agreement
         between the registrant and Mssrs. Farone, Vasek and Brickner filed as Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December 31, 2000, incorporated herein by
         reference.
 10(i)   Employment Agreement dated March 14, 2002, between the
         Registrant and Mr. Merriman.

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                          FOR FORM 10-K -- (CONTINUED)

EXHIBIT                          DESCRIPTION
-------                          -----------
 10(j)   Royal Appliance 401(k) Plus Plan, effective October 1, 1999 filed as Exhibit 10(i) to the Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by
         reference.
 10(k)   Royal Appliance Phantom Stock Plan, effective March 31,
         2000, filed as Exhibit 10(k) of Registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
 10(l)   Royal Appliance Phantom Stock Plan, effective December 15,
         2000, filed as Exhibit 10(l) to the Annual Report on Form
         10-K for the year ended December 31, 2000, incorporated
         herein by reference.
 10(m)   Royal Appliance Phantom Stock Plan, dated April 23, 2001,
         filed as Exhibit 10(p) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, incorporated herein by reference.
 10(n)   Lease dated October 15, 1996, as amended, with respect to
         Glenwillow, Ohio property filed as Exhibit 10(l) of
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
 10(o)   Promissory Note dated April 2, 2001, between Michael J.
         Merriman and the Registrant, filed as Exhibit 10(n) to the
         Quarterly Report on Form 10-Q for the quarter ended March
         31, 2001, incorporated herein by reference.
 10(p)   Stock Pledge Agreement dated April 2, 2001, between Michael
         J. Merriman and the Registrant, filed as Exhibit 10(o) to
         the Quarterly Report on Form 10-Q for the quarter ended
         March 31, 2001, incorporated herein by reference.
    21   Subsidiaries of Registrant.
    23   Consent of PricewaterhouseCoopers LLP regarding S-8
         Registration.
    24   Powers of Attorney of the Registrant, Directors and
         Principal Financial Officer of the Registrant.
  99.1   Form 11-K Annual Report for Royal Appliance 401(k)
         Retirement Savings Plan.
  99.2   Consent of independent accountants.