Form 10-Q
period 2002-03-31
ROYAL APPLIANCE MANUFACTURING CO
filed 2002-05-13
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the quarterly period ended  MARCH 31, 2002.
                                                 --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the transition period from              to             .
                                                ------------    ------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, without par value                             13,047,752
--------------------------------                    ----------------------------
            (Class)                                 (Outstanding at May 8, 2002)


The Exhibit index appears on sequential page 21.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

Part I          FINANCIAL INFORMATION

        Item 1  Financial Statements
        ------  --------------------
                Consolidated Balance Sheets -                               3
                  March 31, 2002 and December 31, 2001

                Consolidated Statements of Operations -                     4
                  three months ended March 31, 2002 and 2001

                Consolidated Statements of Cash Flows -                     5
                  three months ended March 31, 2002 and 2001

                Notes to Consolidated Financial Statements                6 - 12

        Item 2  Management's Discussion and Analysis of Financial        13 - 18
        ------  -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------


Part II         OTHER INFORMATION                                          19

        Item 6  Exhibits and Reports on Form 8-K                           19
        ------  --------------------------------

Signatures                                                                 20

Exhibit Index                                                              21

                *Numbered in accordance with Item 601 of Regulation S-K

Part I - FINANCIAL INFORMATION
         Item 1 - FINANCIAL STATEMENTS
         ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                         March 31,  December 31,
                                                           2002        2001
                                                         ---------  ------------
ASSETS                                                  (Unaudited)
Current assets:
  Cash                                                   $     803    $   3,421
  Trade accounts receivable, net                            42,544       35,986
  Inventories                                               46,753       50,807
  Deferred income taxes                                      4,458        4,549
  Prepaid expenses and other                                 1,677        1,636
                                                         ---------    ---------
        Total current assets                                96,235       96,399
                                                         ---------    ---------
Property, plant and equipment, at cost:
  Land                                                       1,541        1,541
  Building                                                   7,777        7,777
  Molds, tooling, and equipment                             51,927       52,031
  Furniture, office and computer equipment and software     15,692       12,154
  Assets under capital leases                                3,171        3,171
  Leasehold improvements and other                           7,456        7,456
                                                         ---------    ---------
                                                            87,564       84,130
        Less accumulated depreciation and amortization     (50,440)     (46,556)
                                                         ---------    ---------
                                                            37,124       37,574
                                                         ---------    ---------
Computer software and tooling deposits                       2,995        4,405
Other                                                        1,881        2,066
                                                         ---------    ---------
        Total assets                                     $ 138,235    $ 140,444
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                 $  33,907    $  27,433
  Accrued liabilities:
    Advertising and promotion                               12,132       11,196
    Salaries, benefits, and payroll taxes                    3,090        7,258
    Warranty and customer returns                            9,800        9,950
    Income taxes                                               714        1,370
    Other                                                    6,784        6,479
  Current portions of capital lease obligations
    and notes payable                                          151          147
                                                         ---------    ---------
        Total current liabilities                           66,578       63,833
                                                         ---------    ---------
  Revolving credit facility                                 29,000       32,000
  Capitalized lease obligations, less current portion        1,950        1,978
                                                         ---------    ---------
        Total long-term debt                                30,950       33,978
  Deferred income taxes                                      4,011        4,011
                                                         ---------    ---------
        Total liabilities                                  101,539      101,822
                                                         ---------    ---------
  Commitments and contingencies (Note 3)                        --           --

Shareholders' equity:
  Common shares, at stated value                               214          214
  Additional paid-in capital                                44,518       44,167
  Retained earnings                                         70,574       70,489
                                                         ---------    ---------
                                                           115,306      114,870
  Less treasury shares, at cost (12,832,600 and
    12,365,700 shares at March 31, 2002 and
      December 31, 2001, respectively)                     (78,610)     (76,248)
                                                         ---------    ---------
        Total shareholders' equity                          36,696       38,622
                                                         ---------    ---------
        Total liabilities and shareholders' equity       $ 138,235    $ 140,444
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

Part I - FINANCIAL INFORMATION
         Item 1 - FINANCIAL STATEMENTS
         ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                            Three Months Ended
                                                                March 31,
                                                           -------------------
                                                            2002        2001
                                                           -------    --------
Net sales                                                  $91,164    $103,060

Cost of sales                                               72,816      81,888
                                                           -------    --------
  Gross margin                                              18,348      21,172

Selling, general and administrative expenses                17,749      16,547
                                                           -------    --------
  Income from operations                                       599       4,625

Interest expense, net                                          328         739
Receivable securitization and other expense, net               141         515
                                                           -------    --------
  Income before income taxes                                   130       3,371

Income tax expense                                              45       1,197
                                                           -------    --------
  Net income                                               $    85    $  2,174
                                                           =======    ========

BASIC
Weighted average number of common
  shares outstanding (in thousands)                         13,243      13,729

Earnings per share                                         $   .01    $    .16

DILUTED
Weighted average number of common
  shares and equivalents outstanding (in thousands)         14,007      14,231

Earnings per share                                         $   .01    $    .15


   The accompanying notes are an integral part of these financial statements

Part I - FINANCIAL INFORMATION
         Item 1 - FINANCIAL STATEMENTS
         ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                             2002        2001
                                                            -------    --------
Cash flows from operating activities:
  Net income                                                $    85    $  2,174
                                                            -------    --------
  Adjustments to reconcile net income to
      net cash from operating activities:
    Depreciation and amortization                             4,267       3,613
    Compensatory effect of stock awards                         273         137
    Deferred income taxes                                        91        (177)
    (Increase) decrease in assets:
      Trade accounts receivable, net                         (6,558)       (484)
      Inventories                                             4,054       9,067
      Refundable and accrued income taxes                      (656)      1,884
      Prepaid expenses and other                                (41)       (145)
      Other                                                     (65)       (313)
    Increase (decrease) in liabilities:
      Trade accounts payable                                  6,474       3,945
      Accrued advertising and promotion                         936      (4,418)
      Accrued salaries, benefits, and payroll taxes          (4,168)        966
      Accrued warranty and customer returns                    (150)        100
      Accrued other                                             305         636
                                                            -------    --------
          Total adjustments                                   4,762      14,811
                                                            -------    --------
        Net cash from operating activities                    4,847      16,985
                                                            -------    --------
Cash flows from investing activities:
  Purchases of tooling, property, plant, and equipment, net  (3,567)     (1,013)
  Decrease (increase) in tooling deposits and other           1,410      (2,690)
                                                            -------    --------
        Net cash from investing activities                   (2,157)     (3,703)
                                                            -------    --------
Cash flows from financing activities:
  Payments on bank debt, net                                 (3,000)    (12,850)
  Proceeds from exercise of stock options                        78          --
  Payments on capital lease obligations                         (24)        (32)
  Repurchase of common stock                                 (2,362)         --
                                                            -------    --------
        Net cash from financing activities                   (5,308)    (12,882)
                                                            -------    --------
Net (decrease) increase in cash                              (2,618)        400
                                                            -------    --------
Cash at beginning of period                                   3,421         704
                                                            -------    --------
Cash at end of period                                       $   803    $  1,104
                                                            =======    ========
Supplemental disclosure of cash flow information:
Cash payments for:
  Interest                                                  $   334    $    875
                                                            =======    ========
  Income taxes, net of refunds                              $   610    $   (509)
                                                            =======    ========


   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1: BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of March 31, 2002 and December 31, 2001, and the related statements of operations and cash flows as of, and for the interim periods ended, March 31, 2002 and 2001. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report (Form 10-K).

         The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

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

         Certain prior year amounts have been reclassified to conform to the 2002 presentation.

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

         In fiscal 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." These pronouncements address the recognition, measurement and statement of operations classification for certain sales incentives and are effective January 1, 2002. The Company adopted these pronouncements in the first quarter of fiscal 2002 and as a result certain items previously included in selling, general and administrative expenses were reclassified as a reduction of net sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of these two issues resulted in a reduction of net sales of $698 and $1,462 for the quarters ended March 31, 2002 and 2001, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers, were previously recorded as selling, general and administrative expenses; therefore, there was no impact to net income for either period.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1: BASIS OF PRESENTATION (CONTINUED)

         The Company has used forward exchange contracts to reduce fluctuations in foreign currency cash flows related to receivables denominated in foreign currencies. The terms of the currency instruments are consistent with the timing of the transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from the foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. Outstanding as of March 31, 2002 and December 31, 2001 were $785 and $0, respectively, in contracts to purchase foreign currency forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of three months or less.

         Cost incurred for producing and communicating advertising are expensed during the period aired, including costs incurred under the Company's cooperative advertising program.

NOTE 2: INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories at March 31, 2002, and December 31, 2001, consisted of the following:

                                                  March 31,         December 31,
                                                    2002                2001
                                                    ----                ----

           Finished goods                          $41,143            $43,277

           Work in process and purchased parts       5,610              7,530
                                                   -------            -------
                                                   $46,753            $50,807
                                                   =======            =======


NOTE 3: COMMITMENTS AND CONTINGENCIES

         At March 31, 2002, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $3,900 including commitments for television advertising through December 31, 2002. Other contractual commitments for items in the normal course of business total approximately $3,000.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3: COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Dirt Devil Easy Steamer infringes three utility patents and two design patents held by Hoover, and also that the Easy Steamer design infringes the trade dress of Hoover's carpet extractor products. Recently, the Court has dismissed charges of infringement against Royal regarding one of the three utility patents, and has found that the Dirt Devil Easy Steamer infringes one claim of a second utility patent. The Court refused to grant summary judgment of infringement regarding the third utility patent, and also reserved judgment as to the validity of both of the remaining utility patents. Royal has motions currently pending to dismiss the charges of infringement of the design patents and the trademark claims. Hoover seeks damages, injunction on future production, and legal fees. The Company is vigorously defending the suit and believes it is without merit. In accordance with Financial Accounting Standards No. 5, "Accounting for Contingencies", a loss is reasonably possible, however, no range of potential loss can be estimated at this time. If Hoover were to prevail on all its remaining claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

         The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:02cv 0338), against Bissell Homecare, Inc. (Bissell) on February 22, 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that Bissell infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

         Bissell Homecare, Inc. (Bissell) filed a lawsuit in federal court, in the Western District of Michigan (case #1:02cv 0142), against the Company on March 1, 2002, under the patent, trademark, and unfair competition laws of the United States. The lawsuit was voluntarily dismissed by Bissell on March 19, 2002 and immediately re-filed in the Eastern District of Michigan (case #02cv71079) on March 20, 2002. The Complaint asserts that the Company's Dirt Devil Easy Steamer and Platinum Force Extractor products infringe certain design and utility patents held by Bissell. Bissell seeks damages, injunction on future production, and legal fees. The Company is vigorously defending the suit and believes it is without merit. If Bissell were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

         Black & Decker Inc. and Black & Decker (U.S.) Inc. (B&D) filed a lawsuit in federal court, Northern District of Illinois (case #02C 1765) against the Company on March 8, 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Roommate and Touch-Up vacuum cleaners infringe upon certain patents held by B&D. The Company is vigorously defending the suit and believes it is without merit. If B&D were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 4: DEBT

         At March 31, 2002, the Company had a reducing collateralized revolving credit facility with availability of up to $64,000 and a maturity date of March 7, 2003. The Company was in compliance with all applicable covenants as of March 31, 2002.

         On April 1, 2002, the Company entered into a new $70,000 three year collateralized revolving credit facility. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants, which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. As long as the Company remains in compliance with all covenants, the revolving credit facility permits share repurchases and dividends up to $20,000, as defined. The new facility replaced the Company's $64,000 revolving credit facility.

         The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time is $30,000, seasonally adjusted to $35,000 from September through December. At March 31, 2002, the Company had received approximately $21,100 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $122 and $322 for the three months ended March 31, 2002 and 2001, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.


NOTE 5: SHARE REPURCHASE PROGRAM

         In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of May 8, 2002, the Company has repurchased approximately 1,057 shares for an aggregate purchase price of $5,280 under the new program that is scheduled to expire in December 2002.

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

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            2002       2001
                                                          --------    -------

         Net income                                       $     85    $ 2,174
                                                          ========    =======
         BASIC:
           Common shares outstanding, net of treasury
             shares, beginning of period                    13,464     13,729
           Weighted average common shares issued
             during period                                      12         --
           Weighted average treasury shares repurchased
             during period                                    (233)        --
                                                          --------    -------
         Weighted average common shares outstanding,
             net of treasury shares, end of period          13,243     13,729
                                                          ========    =======
         Net income per common share                      $   0.01    $  0.16
                                                          ========    =======

         DILUTED:
           Common shares outstanding, net of treasury
             shares, beginning of period                    13,464     13,729
           Weighted average common shares issued
             during period                                      12         --
           Weighted average common share equivalents           764        502
           Weighted average treasury shares repurchased
             during period                                    (233)        --
                                                          --------    -------
         Weighted average common shares outstanding,
             net of treasury shares, end of period          14,007     14,231
                                                          ========    =======
         Net income per common share                      $   0.01    $  0.15
                                                          ========    =======

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 7: BUSINESS SEGMENT INFORMATION

         The Company has two reportable segments: Consumer Products - Floorcare and Consumer Products - Other. The operations of the Consumer Products - Floorcare segment includes the design, assembly or sourcing, marketing and distribution of a full line of plastic and metal vacuum cleaners. The primary brand names associated with this segment include Dirt Devil and Royal. These products are sold primarily to major mass merchant retailers and independent dealers in North America. The operations of the Consumer Products - Other segment represents business conducted by Privacy Technologies, Inc. and Product Launch Partners, Inc., both of which are wholly owned subsidiaries of the Company. Currently, the primary product line within this segment is the TeleZapper, a telephone attachment that helps reduce unwanted computer-dialed telemarketing calls. These products are sold primarily to major mass merchant retailers and national electronic chains in North America.

         The Company's reportable segments are distinguished by the nature of products sold. The Company evaluates performance and allocates resources to reportable segments primarily based on net sales and operating income. The accounting policies of the reportable segments are the same as those described in Note 1, the accounting policies footnote. The Company records its federal and state tax assets and liabilities at corporate. There are no intersegment sales.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 7: BUSINESS SEGMENT INFORMATION (CONTINUED)

         Financial information for the Company's Reportable Segments consisted of the following:

                                                 Three month ended March 31,
                                                        2002        2001
                                                     ---------    --------
            Net Sales
                     Consumer Products - Floorcare   $  83,228    $103,060
                     Consumer Products - Other           7,936          --
                                                     ---------    --------
                     Consolidated Total              $  91,164    $103,060
                                                     =========    ========

            Income (loss) from Operations
                     Consumer Products - Floorcare   $  (1,056)   $  4,625
                     Consumer Products - Other           1,655          --
                                                     ---------    --------
                     Consolidated Total              $     599    $  4,625
                                                     =========    ========

            Capital Expenditures
                     Consumer Products - Floorcare   $   1,871    $  2,060
                     Consumer Products - Other              --          12
                                                     ---------    --------
                     Total for Reportable Segments       1,871       2,072
                     Corporate                             286       1,631
                                                     ---------    --------
                     Consolidated Total              $   2,157    $  3,703
                                                     =========    ========

            Depreciation and Amortization
                     Consumer Products - Floorcare   $   3,099    $  3,017
                     Consumer Products - Other             105          --
                                                     ---------    --------
                     Total for Reportable Segments       3,204       3,017
                     Corporate                           1,063         596
                                                     ---------    --------
                     Consolidated Total              $   4,267    $  3,613
                                                     =========    ========

            Total Assets
                     Consumer Products - Floorcare   $ 111,013    $113,908
                     Consumer Products - Other           7,462          45
                                                     ---------    --------
                     Total for Reportable Segments     118,475     113,953
                     Corporate                          19,760      16,354
                                                     ---------    --------
                     Consolidated Total              $ 138,235    $130,307
                                                     =========    ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -------------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       -------------


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

         Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants, including the Company, to include a discussion of "Critical" accounting policies or methods used in the preparation of financial statements. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition including customer based programs and incentives, allowance for doubtful accounts, useful lives of tooling and other long lived assets and accrued warranty and customer returns.

         Revenue Recognition - The Company's revenue recognition policy is to recognize revenues when products are shipped. All sales are final upon shipment of product to the customer. The Company records estimated reductions to net sales for customer programs and incentive offerings including pricing arrangements, promotions and other volume based incentives. If market conditions were to soften, the Company may take actions to increase customer incentives, possibly resulting in a reduction of net sales and gross margins at the time the incentive is offered.

         Allowance for Doubtful Accounts - The Company maintains an allowance for trade accounts receivable for which collection on specific customer accounts is doubtful. In determining collectibility, management reviews available customer financial statement information, credit rating reports as well as other external documents and public filings. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

         Useful Lives of Tooling - The Company capitalizes the cost of tooling used in the production of its products by third party suppliers and global contract manufacturers. The tooling is depreciated on a straight-line basis over 2-4 years, based on the nature of the product and the estimated product life cycle. The useful lives are reviewed on a quarterly basis by management and useful lives may be shortened if needed. In determining whether or not shortening of useful lives is required, management reviews sell-through data at retail, forecast demand and the timeframe of new product introductions.

         Accrued Warranty and Customer Returns - The Company's return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a reserve is maintained for future returns from current shipments. Management calculates the reserve utilizing historical return rates by product family. These rates are reviewed and adjusted periodically. Management utilizes judgment for estimating return rates of new products and adjusts those estimates as actual results become available.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
       -------------


RESULTS OF OPERATIONS
---------------------

         Net sales decreased 11.5% for the first quarter ended March 31, 2002, compared with the same period in the prior year. The decrease in the first quarter net sales was due to lower shipments of floorcare products primarily in the extractor category and lower average wholesale selling prices on uprights and extractors. These sales declines were partially offset by shipments of the TeleZapper, which was introduced in the third quarter of 2001. Overall sales to the top 5 customers (all of which are major retailers) decreased in the first three months of 2002, both in terms of dollars and as a percentage of total net sales, accounting for approximately 67.5% as compared with approximately 70.5% in the first three months of 2001. The Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some, including Kmart, have filed for protection from creditors under applicable bankruptcy laws. As of March 31, 2002, the net exposure related to Kmart as well as other customer balances for which management believes that collection is doubtful was included in the calculation of allowance for doubtful accounts. The Company sells its products to certain customers that are in bankruptcy proceedings.

         Gross margin, as a percent of net sales, decreased from 20.5% for the first quarter 2001 to 20.1% in the first quarter 2002. The gross margin percentage was negatively affected in 2002 by overall lower shipments of floorcare products and by lower average wholesale selling prices on the Company's line of uprights due to continued heightened competition. This negative impact on gross margins was partially offset by favorable TeleZapper margins and lower floorcare product returns.

         Selling, general and administrative expenses increased 7.3% for the first quarter of 2002 compared with the first quarter of 2001, and increased as a percentage of sales from 16.1% for the quarter ended March 31, 2001 to 19.5% for the quarter ended March 31, 2002. The increase in selling, general and administrative expenses was primarily due to increases in employee related benefit expenses, professional services associated with litigation and depreciation expense associated with recent upgrades to the Company's information technology, partially offset by lower advertising and promotional expenditures.

         Interest expense decreased 55.6% for the first quarter 2002, compared with the first quarter in 2001. The decrease in interest expense is the result of lower effective borrowing rates and lower levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases.

         Receivable securitization and other expense, net, principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

         Due to the factors discussed above, the Company had income before income taxes for the first quarter 2002 of $130 compared to income before income taxes for the first quarter 2001 of $3,371.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
       -------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company used cash generated from operations during the quarter ended March 31, 2002 to fund its capital expenditures, share repurchases and make payments on its revolving line of credit facility. Working capital was $29,657 at March 31, 2002, a decrease of 8.9% over December 31, 2001. Current assets decreased by $164 reflecting in part a decrease in inventory of $4,054, and a $2,618 decrease in cash, substantially offset by an increase in trade accounts receivable of $6,558. Current liabilities increased by $2,745, reflecting in part a $6,474 increase in accounts payable, $936 increase in accrued advertising and promotion, partially offset by a $4,168 decrease in accrued salaries, benefits, and payroll taxes and a $656 decrease in accrued income taxes.

         In the first three months of 2002, the Company utilized $2,157 of cash for capital expenditures, including approximately $1,100 of tooling related to the new bagged Platinum Force Upright.

         At March 31, 2002, the Company had a reducing collateralized revolving credit facility with availability of up to $64,000 and a maturity date of March 7, 2003. The Company was in compliance with all applicable covenants as of March 31, 2002.

         On April 1, 2002, the Company entered into a new $70,000 three year collateralized revolving credit facility. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants, which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. As long as the Company remains in compliance with all covenants, the revolving credit facility permits share repurchases and dividends up to $20,000, as defined. The new facility replaced the Company's $64,000 revolving credit facility.

         The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time is $30,000, seasonally adjusted to $35,000 from September to December. At March 31, 2002, the Company had received approximately $21,100 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $122 and $322 for the three months ended March 31, 2002 and 2001, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

         In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of May 8, 2002, the Company has repurchased approximately 1,057 shares for an aggregate purchase price of $5,280 under the new program that is scheduled to expire in December 2002.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
       -------------


QUARTERLY OPERATING RESULTS
---------------------------

         The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for the interim periods. Certain prior period amounts have been reclassified to conform to current period presentation (See Note 1 to Notes to Consolidated Financial Statements).

                                           Three Months Ended
                           -----------------------------------------------------
                           March 31,  Dec. 31,  Sept. 30,   June 30,   March 31,
                             2002       2001       2001       2001       2001
                             ----       ----       ----       ----       ----

Net sales                   $91,164   $127,236  $111,503    $79,512    $103,060
Gross margin                 18,348     32,663    26,461     15,269      21,172
Net income (loss)                85      3,773     4,085       (708)      2,174
Net income (loss)
  per share - diluted (a)   $  0.01   $   0.27  $   0.29    $ (0.05)   $   0.15


     (a) The sum of 2001 quarterly net income (loss) per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding due to share repurchases.


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


OTHER
-----

         The Company's Consumer Products - Floorcare business segment's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer markets and, Black & Decker and Euro Pro in the hand-held market. Many of these competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company experiences extensive competition, including price pressure and increased advertising by its competitors, in all product lines within the Consumer Products - Floorcare segment. These trends are expected to continue throughout 2002.

         The Company's Consumer Products - Other business segment competes with a variety of other consumer products and services. In addition to various state "do not call" lists, the Federal Trade Commission is proposing a national "do not call" list that may have an impact on the sales of the TeleZapper.

         During the first quarter of 2002, the Company announced a licensing arrangement with The Proctor and Gamble Company for the rights to a new carpet cleaning system. This system will be marketed under the name Carpet CPR(TM). The Company initially planned to launch this product utilizing direct response television to educate the consumers about this new product during the third quarter of 2002, followed by a mass retail launch in the fourth quarter of 2002. The Company has recently decided to extend the direct response television portion of the product launch into the fourth quarter of 2002 to increase consumer education and learning and will seek very limited mass retail distribution in 2002.

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


LITIGATION
----------

         The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Dirt Devil Easy Steamer infringes three utility patents and two design patents held by Hoover, and also that the Easy Steamer design infringes the trade dress of Hoover's carpet extractor products. Recently, the Court has dismissed charges of infringement against Royal regarding one of the three utility patents, and has found that the Dirt Devil Easy Steamer infringes one claim of a second utility patent. The Court refused to grant summary judgment of infringement regarding the third utility patent, and also reserved judgment as to the validity of both of the remaining utility patents. Royal has motions currently pending to dismiss the charges of infringement of the design patents and the trademark claims. Hoover seeks damages, injunction on future production, and legal fees. The Company is vigorously defending the suit and believes it is without merit. In accordance with Financial Accounting Standards No. 5, "Accounting for Contingencies", a loss is reasonably possible, however, no range of potential loss can be estimated at this time. If Hoover were to prevail on all its remaining claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

         The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:02cv 0338), against Bissell Homecare, Inc. (Bissell) on February 22, 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that Bissell infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

         Bissell Homecare, Inc. (Bissell) filed a lawsuit in federal court, in the Western District of Michigan (case #1:02cv 0142), against the Company on March 1, 2002, under the patent, trademark, and unfair competition laws of the United States. The lawsuit was voluntarily dismissed by Bissell on March 19, 2002 and immediately re-filed in the Eastern District of Michigan (case #02cv71079) on March 20, 2002. The Complaint asserts that the Company's Dirt Devil Easy Steamer and Platinum Force Extractor products infringe certain design and utility patents held by Bissell. Bissell seeks damages, injunction on future production, and legal fees. The Company is vigorously defending the suit and believes it is without merit. If Bissell were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

         Black & Decker Inc. and Black & Decker (U.S.) Inc. (B&D) filed a lawsuit in federal court, Northern District of Illinois (case #02C 1765) against the Company on March 8, 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Roommate and Touch-Up vacuum cleaners infringe upon certain patents held by B&D. The Company is vigorously defending the suit and believes it is without merit. If B&D were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
       -------------


ACCOUNTING STANDARDS
--------------------

         The Company has implemented or considered the following new accounting pronouncements during the first quarter of 2002:

         SFAS No. 141, "Business Combinations" - This statement requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted.

         SFAS No. 142, "Goodwill and Other Intangible Assets" - This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets, and in summary discontinues the amortization of goodwill and other intangibles with indefinite lives.

         SFAS No. 143, "Accounting for Asset Retirement Obligations" - This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" - This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

         In fiscal 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." These pronouncements address the recognition, measurement and statement of operations classification for certain sales incentives and are effective January 1, 2002. The Company adopted these pronouncements in the first quarter of fiscal 2002 and as a result certain items previously included in selling, general and administrative expenses were reclassified as a reduction of net sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of these two issues resulted in a reduction of net sales of $698 and $1,462 for the quarters ended March 31, 2002 and 2001, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers, were previously recorded as selling, general and administrative expenses; therefore, there was no impact to net income for either period.

         The Company expects that the implementation of the above standards will not have a material impact on its consolidated financial position, results of operations or cash flows.


FORWARD-LOOKING STATEMENTS
--------------------------

         Forward-looking statements in this Form 10Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: the financial strength of the retail industry particularly in the major mass retail channel; the impact of Kmart's recent bankruptcy filing on Royal's future sales and earnings; the impact of an adverse outcome in any of the patent infringement cases; the competitive pricing and aggressive product development environment within the floorcare industry; the impact of private-label programs by mass retailers; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the continued acceptance by consumers of the Company's new products, including the Company's bagless uprights, carpet shampooers, Carpet CPR(TM) and its first consumer electronics product, the TeleZapper(TM), the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; the uncertainty of the Company's global suppliers to continuously supply sourced finished goods and component parts; and general business and economic conditions.

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


                          Royal Appliance Mfg. Co.
                          -----------------------------------------------
                          (Registrant)




                          /s/ Michael J. Merriman
                          -----------------------------------------------
                          Michael J. Merriman
                          Chief Executive Officer, President and Director (Principal Executive Officer)




Date: May 13, 2002        /s/ Richard G. Vasek
      ------------        -----------------------------------------------
                          Richard G. Vasek
                          Chief Financial Officer, Vice President -
                          Finance and Secretary
                          (Principal Financial Officer)

                                INDEX TO EXHIBITS


                                                                     PAGE NUMBER
                                                                     -----------

4(a) Credit Agreement dated as of April 1, 2002, by and among the Registrant and various banks including National City
      Bank as Administrative Agent.