Form 10-Q
period 2002-06-30
ROYAL APPLIANCE MANUFACTURING CO
filed 2002-08-13
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended JUNE 30, 2002.
                                                              -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from                 to              .
                                        ---------------    -------------

         Commission file number 0-19431
                                -------



                            ROYAL APPLIANCE MFG. CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             OHIO                                         34-1350353
------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)



   7005 COCHRAN ROAD, GLENWILLOW, OHIO                     44139
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                Zip Code



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

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


   Common Shares, without par value                       12,816,452
--------------------------------------        ---------------------------------
               (Class)                        (Outstanding at August 12, 2002)


The Exhibit index appears on sequential page 21.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX


                                                                                       Page
                                                                                      Number
                                                                                      ------
Part I                FINANCIAL INFORMATION

             Item 1   Financial Statements
             ------   --------------------
                      Consolidated Balance Sheets -                                      3
                          June 30, 2002 and December 31, 2001

                      Consolidated Statements of Operations -                            4
                          Three and six months ended June 30, 2002 and 2001

                      Consolidated Statements of Cash Flows -                            5
                          Six months ended June 30, 2002 and 2001

                      Notes to Consolidated Financial Statements                      6 - 12

             Item 2   Management's Discussion and Analysis of Financial               13 - 18
             ------   -------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------

Part II               OTHER INFORMATION

             Item 4   Submission of Materials to a Vote of Security Holders             19
             ------   -----------------------------------------------------

             Item 6   Exhibits and Reports on Form 8-K                                  19
             ------   --------------------------------

Signatures                                                                              20

Exhibit Index                                                                           21


             *Numbered in accordance with Item 601 of Regulation S-K

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   ---------------------

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                       June 30,      December 31,
                                                                         2002           2001
                                                                       ---------      ---------
ASSETS                                                                        (Unaudited)
Current assets:
   Cash                                                                $   1,966      $   3,421
   Trade accounts receivable, net                                         29,935         35,986
   Inventories                                                            55,796         50,807
   Deferred income taxes                                                   5,027          4,549
   Prepaid expenses and other                                              2,625          1,636
                                                                       ---------      ---------
           Total current assets                                           95,349         96,399
                                                                       ---------      ---------

Property, plant and equipment, at cost:
   Land                                                                    1,541          1,541
   Building                                                                7,777          7,777
   Molds, tooling, and equipment                                          50,048         52,031
   Furniture, office and computer equipment and software                  15,200         12,154
   Assets under capital leases                                             3,171          3,171
   Leasehold improvements and other                                        7,058          7,456
                                                                       ---------      ---------
                                                                          84,795         84,130
           Less accumulated depreciation and amortization                (49,358)       (46,556)
                                                                       ---------      ---------
                                                                          35,437         37,574
                                                                       ---------      ---------

Computer software and tooling deposits                                     1,801          4,405
Other                                                                      2,727          2,066
                                                                       ---------      ---------
           Total assets                                                $ 135,314      $ 140,444
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $  33,443      $  27,433
   Accrued liabilities:
      Advertising and promotion                                            7,132         11,196
      Salaries, benefits, and payroll taxes                                3,311          7,258
      Warranty and customer returns                                        9,300          9,950
      Income taxes                                                             -          1,370
      Other                                                                6,853          6,479
   Current portions of capital lease obligations                             156            147
                                                                       ---------      ---------
           Total current liabilities                                      60,195         63,833
                                                                       ---------      ---------

   Revolving credit facility                                              33,300         32,000
   Capitalized lease obligations, less current portion                     1,910          1,978
                                                                       ---------      ---------
           Total long-term debt                                           35,210         33,978
   Deferred income taxes                                                   4,011          4,011
                                                                       ---------      ---------
           Total liabilities                                              99,416        101,822
                                                                       ---------      ---------

   Commitments and contingencies (Note 3)                                      -              -

Shareholders' equity:
   Common shares, at stated value                                            215            214
   Additional paid-in capital                                             45,078         44,167
   Retained earnings                                                      69,245         70,489
                                                                       ---------      ---------
                                                                         114,538        114,870

   Less treasury shares, at cost (12,837,600 and 12,365,700 shares
     at June 30, 2002 and December 31, 2001, respectively)               (78,640)       (76,248)
                                                                       ---------      ---------
           Total shareholders' equity                                     35,898         38,622
                                                                       ---------      ---------

           Total liabilities and shareholders' equity                  $ 135,314      $ 140,444
                                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   ---------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                     June 30,
                                                        ------------------------      ------------------------

                                                           2002           2001           2002           2001
                                                        ---------      ---------      ---------      ---------

Net sales                                               $  89,390      $  79,512      $ 180,554      $ 182,572

Cost of sales                                              73,046         64,243        145,862        146,131
                                                        ---------      ---------      ---------      ---------

   Gross margin                                            16,344         15,269         34,692         36,441

Selling, general and administrative expenses               18,095         15,662         35,844         32,209
                                                        ---------      ---------      ---------      ---------

   (Loss) income from operations                           (1,751)          (393)        (1,152)         4,232

Interest expense, net                                         291            484            619          1,223
Receivable securitization and other expense, net               12            200            153            715
                                                        ---------      ---------      ---------      ---------

   (Loss) income before income taxes                       (2,054)        (1,077)        (1,924)         2,294

Income tax (benefit) expense                                 (725)          (369)          (680)           828
                                                        ---------      ---------      ---------      ---------

   Net (loss) income                                    $  (1,329)     $    (708)     $  (1,244)     $   1,466
                                                        =========      =========      =========      =========

BASIC
Weighted average number of common
  shares outstanding (in thousands)                        13,049         13,812         13,146         13,769

(Loss) earnings per share                               $   (0.10)     $   (0.05)     $   (0.09)     $     .11

DILUTED
Weighted average number of common
  shares and equivalents outstanding (in thousands)        13,049         13,812         13,146         14,306

(Loss) earnings per share                               $   (0.10)     $   (0.05)     $   (0.09)     $     .10

The accompanying notes are an integral part of these financial statements

Part I - FINANCIAL INFORMATION
         Item 1 - FINANCIAL STATEMENTS
         ------   --------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                Six Months
                                                                              Ended June 30,
                                                                         ----------------------

                                                                             2002          2001
                                                                         --------      --------
Cash flows from operating activities:
   Net (loss) income                                                     $ (1,244)     $  1,466
                                                                         --------      --------
   Adjustments to reconcile net (loss) income to
        net cash from operating activities:
      Depreciation and amortization                                         8,829         7,316
      Compensatory effect of stock awards                                     555           275
      Deferred income taxes                                                  (478)         (562)
      (Increase) decrease in assets:
         Trade accounts receivable, net                                     6,051        17,059
         Inventories                                                       (4,989)       (6,229)
         Prepaid expenses and other                                          (989)          (83)
         Other                                                             (1,153)       (1,769)
      Increase (decrease) in liabilities:
         Trade accounts payable                                             6,010        (3,291)
         Accrued advertising and promotion                                 (4,064)       (3,816)
         Accrued salaries, benefits, and payroll taxes                     (3,947)        1,083
         Accrued warranty and customer returns                               (650)         (200)
         Accrued income taxes                                              (1,370)         (663)
         Accrued other                                                        374          (468)
                                                                         --------      --------
              Total adjustments                                             4,179         8,652
                                                                         --------      --------
            Net cash from operating activities                              2,935        10,118
                                                                         --------      --------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net               (6,199)       (5,653)
   Decrease (increase) in tooling deposits and other                        2,604        (2,292)
                                                                         --------      --------
           Net cash from investing activities                              (3,595)       (7,945)
                                                                         --------      --------

Cash flows from financing activities:
   Proceeds (payments) on bank debt, net                                    1,300        (1,100)
   Proceeds from exercise of stock options                                    356             7
   Payments on capital lease obligations                                      (59)          (66)
   Repurchase of common stock                                              (2,392)         (553)
                                                                         --------      --------
           Net cash from financing activities                                (795)       (1,712)
                                                                         --------      --------

Net (decrease) increase in cash                                            (1,455)          461
                                                                         --------      --------

Cash at beginning of period                                                 3,421           704
                                                                         --------      --------

Cash at end of period                                                    $  1,966      $  1,165
                                                                         ========      ========

Supplemental disclosure of cash flow information: Cash payments for:
   Interest                                                              $    691      $  1,389
                                                                         ========      ========

   Income taxes, net of refunds                                          $  1,169      $  2,054
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

         The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position as of June 30, 2002 and December 31, 2001, and the related statements of operations and cash flows as of, and for the interim periods ended, June 30, 2002 and 2001. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report (Form 10-K).

       The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, the reserve for returns and allowances, reserve for inventory obsolescense and depreciation and amortization, among others.

       Certain prior year amounts have been reclassified to conform to the 2002 presentation.

       Net (loss) income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted earnings per share.

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

       In fiscal 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." These pronouncements address the recognition, measurement and statement of operations classification for certain sales incentives and are effective January 1, 2002. The Company adopted these pronouncements in the first quarter of fiscal 2002 and as a result certain items previously included in selling, general and administrative expenses were reclassified as a reduction of net sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of these two issues resulted in a reduction of net sales of $891 and $935 for the quarters ended June 30, 2002 and 2001, respectively and $1,589 and $2,397 for the six-month periods ended June 30, 2002 and 2001, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers, were previously recorded as selling, general and administrative expenses; therefore, there was no impact to net income or loss for either period.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION (CONTINUED)

       The Company has used forward exchange contracts to reduce fluctuations in foreign currency cash flows related to receivables denominated in foreign currencies. The terms of the currency instruments are consistent with the timing of the transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from the foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. Outstanding as of June 30, 2002 and December 31, 2001 were $990 and $0, respectively, in contracts to purchase foreign currency forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of three months or less.

       Costs incurred for producing and communicating advertising are expensed during the period aired, including costs incurred under the Company's cooperative advertising program.

NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories at June 30, 2002, and December 31, 2001, consisted of the following:

                                        June 30   December 31
                                        -------   -----------

Finished goods                          $48,907     $43,277

Work in process and purchased parts       6,889       7,530
                                        -------     -------
                                        $55,796     $50,807
                                        =======     =======


NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At June 30, 2002, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $9,000 including commitments for television advertising through December 31, 2002. Other contractual commitments for items in the normal course of business total approximately $2,900.


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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

       The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Dirt Devil Easy Steamer infringes three utility patents and two design patents held by Hoover, and also that the Easy Steamer design infringes the trade dress of Hoover's carpet extractor products. Recently, the Court has dismissed charges of infringement against Royal regarding one of the three utility patents, and has found that the Dirt Devil Easy Steamer infringes one claim of a second utility patent. The Court refused to grant summary judgment of infringement regarding the third utility patent, and also reserved judgment as to the validity of both of the remaining utility patents. Royal has motions currently pending to dismiss the charges of infringement of the design patents and the trademark claims. The trial date of November 4, 2002, has been established. Hoover seeks damages, injunction on future production, and legal fees. The Company is vigorously defending the suit and believes it is without merit. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", a loss is reasonably possible, however, no range of potential loss can be estimated at this time. If Hoover were to prevail on all its remaining claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

       Bissell Homecare, Inc. (Bissell) filed a lawsuit in federal court, in the Eastern District of Michigan (case #02cv71079), against the Company on March 20, 2002, under the patent, trademark, and unfair competition laws of the United States. On April 25, 2002, the Company filed a motion to transfer the case from the Eastern District of Michigan to the Northern District of Ohio. On June 19, 2002, the Court transferred the case (now #1:02cv 1358) to the Northern District of Ohio. The Complaint asserts that the Company's Dirt Devil Easy Steamer and Platinum Force Extractor products infringe certain design and utility patents held by Bissell. Bissell seeks damages, injunction on future production, and legal fees. The Company is vigorously defending the suit and believes it is without merit. If Bissell were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

         Black & Decker Inc. and Black & Decker (U.S.) Inc. (B&D) filed a lawsuit in federal court, Northern District of Illinois (case #02C 1765) against the Company on March 8, 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Roommate and Touch-Up vacuum cleaners infringe upon certain patents held by B&D. The Company settled this suit with a payment of $300,000 during the quarter ended June 30, 2002 with a remaining $300,000 due in January 2003. Under the settlement the Company has the right to continue to sell the products through the third quarter of 2003.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:02cv 1127), against White Consolidated, Ltd. (Eureka) on June 14, 2002, under the patent, trademark and unfair competition laws of the United Sates. The Complaint asserts that Eureka infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

       The Company is involved in various other claims and litigation arising in the normal course of business. The Company has product liability and general liability insurance policies in amounts management believes to be reasonable. There can be no assurance, however, that such insurance will be adequate to cover all potential product or other liability claims against the Company. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

NOTE 4:  DEBT

       At June 30, 2002, the Company has a collateralized revolving credit facility with availability of up to $70,000 and a maturity date of April 1, 2005. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants, which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 2002. The revolving credit facility is collateralized by the assets of the Company. As long as the Company remains in compliance with all covenants, the revolving credit facility permits share repurchases and dividends based on a defined formula up to $19,970 as of June 30, 2002.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time is $30,000, seasonally adjusted to $35,000 from September to December. At June 30, 2002, the Company had received approximately $17,300 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $277 and $645 for the six months ended June 30, 2002 and 2001, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. The Company is required to maintain certain financial ratios associated with the receivables included within the program. The Company received a waiver from the bank with respect to non-compliance with delinquency ratios related to receivables included within the program for June and July 2002.

NOTE 5:  SHARE REPURCHASE PROGRAM

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of August 9, 2002, the Company has repurchased approximately 1,322 shares for an aggregate purchase price of approximately $6,900 under the program that is scheduled to expire in December 2002.

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

                                                     Three months ended            Six months ended
                                                           June 30,                    June 30,
                                                   ----------------------      ----------------------
                                                     2002          2001          2002          2001
                                                   --------      --------      --------      --------

Net (loss) income                                  $ (1,329)     $   (708)     $ (1,244)     $  1,466
                                                   ========      ========      ========      ========

BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                    13,017        13,729        13,464        13,729
  Weighted average common shares issued
      during period                                      37           166            35            83
  Weighted average treasury shares repurchased
      during period                                      (5)          (83)         (353)          (43)
                                                   --------      --------      --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period          13,049        13,812        13,146        13,769
                                                   ========      ========      ========      ========

Net (loss) income per common share                 $  (0.10)     $  (0.05)     $  (0.09)     $   0.11
                                                   ========      ========      ========      ========


DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                    13,017        13,729        13,464        13,729
  Weighted average common shares issued
      during period                                      37           166            35            83
  Weighted average common share equivalents               -             -             -           537
  Weighted average treasury shares repurchased
      during period                                      (5)          (83)         (353)          (43)
                                                   --------      --------      --------      --------

Weighted average common shares outstanding,
      net of treasury shares, end of period          13,049        13,812        13,146        14,306
                                                   ========      ========      ========      ========

Net (loss) income per common share                 $  (0.10)     $  (0.05)     $  (0.09)     $   0.10
                                                   ========      ========      ========      ========

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7:  RELATED PARTY NOTE RECEIVABLE:

         On April 2, 2001, the Company and its Chief Executive Officer (Officer) entered into a Promissory Note Agreement in the principal amount of approximately $543. The non-interest bearing note was used by the Officer to fund the exercise of stock options to purchase 167 common shares of the Company. The promissory note is due and payable in full on April 2, 2008 or, if earlier, within twelve months after the Officer's voluntary termination of employment with the Company. The Officer simultaneously entered into a Stock Pledge Agreement with the Company pledging the 167 common shares as security for the promissory note.

NOTE 8:  BUSINESS SEGMENT INFORMATION

         The Company has two reportable segments: Consumer Products - Floorcare and Consumer Products - Other. The operations of the Consumer Products - Floorcare segment includes the design, assembly or sourcing, marketing and distribution of a full line of plastic and metal vacuum cleaners. The primary brand names associated with this segment include Dirt Devil and Royal. These products are sold primarily to major mass merchant retailers and independent dealers in North America. The operations of the Consumer Products - Other segment represents business conducted by Privacy Technologies, Inc. and Product Launch Partners, Inc., both of which are wholly owned subsidiaries of the Company. Currently, the primary product line within this segment is the TeleZapper, a telephone attachment that helps reduce unwanted computer-dialed telemarketing calls. These products are sold primarily to major mass merchant retailers and national electronic chains in North America. In August of 2002, the Company licensed the TeleZapper intellectual property to a phone manufacturer for the inclusion in telephones and answering machines.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8:  BUSINESS SEGMENT INFORMATION (CONTINUED)

         Financial information for the Company's Reportable Segments consisted of the following:

                                          Three months ended June 30,    Six months ended June 30,
                                             2002            2001           2002           2001
                                           ---------      ---------      ---------      ---------
Net Sales
         Consumer Products - Floorcare     $  82,788      $  79,512      $ 166,016      $ 182,572
         Consumer Products - Other             6,602              -         14,538              -
                                           ---------      ---------      ---------      ---------

         Consolidated Total                $  89,390      $  79,512      $ 180,554      $ 182,572
                                           =========      =========      =========      =========

(Loss) income from Operations
         Consumer Products - Floorcare     $     312      $    (393)     $    (744)     $   4,232
         Consumer Products - Other            (2,063)             -           (408)             -
                                           ---------      ---------      ---------      ---------

         Consolidated Total                $  (1,751)     $    (393)     $  (1,152)     $   4,232
                                           =========      =========      =========      =========

Capital Expenditures
         Consumer Products - Floorcare     $   1,197      $   2,360      $   3,068      $   4,420
         Consumer Products - Other                50             50             50             62
                                           ---------      ---------      ---------      ---------

         Total for Reportable Segments         1,247          2,410          3,118          4,482
         Corporate                               191          1,832            477          3,463
                                           ---------      ---------      ---------      ---------
         Consolidated Total                $   1,438      $   4,242      $   3,595      $   7,945
                                           =========      =========      =========      =========

Depreciation and Amortization
         Consumer Products - Floorcare     $   3,380      $   2,934      $   6,479      $   5,951
         Consumer Products - Other               153             67            258             67
                                           ---------      ---------      ---------      ---------

         Total for Reportable Segments         3,533          3,001          6,737          6,018
         Corporate                             1,029            702          2,092          1,298
                                           ---------      ---------      ---------      ---------
         Consolidated Total                $   4,562      $   3,703      $   8,829      $   7,316
                                           =========      =========      =========      =========

Total Assets
         Consumer Products - Floorcare     $ 107,366      $ 111,909      $ 107,366      $ 111,909
         Consumer Products - Other             5,299          1,200          5,299          1,200
                                           ---------      ---------      ---------      ---------

         Total for Reportable Segments       112,665        113,109        112,665        113,109
         Corporate                            22,649         18,192         22,649         18,192
                                           ---------      ---------      ---------      ---------
         Consolidated Total                $ 135,314      $ 131,301      $ 135,314      $ 131,301
                                           =========      =========      =========      =========

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
       -------------

RESULTS OF OPERATIONS
---------------------

       Net sales increased 12.4% for the second quarter and decreased 1.1% for the six-month period ended June 30, 2002, compared with the same periods in the prior year. The increase in the second quarter net sales was primarily due to shipments of the TeleZapper, which was introduced in the third quarter of 2001. The decrease in net sales for the six months ended June 30, 2002 was primarily due to lower shipments of carpet extractors and lower average wholesale prices on floorcare products, partially offset by shipments of the TeleZapper. Overall sales to the top 5 customers (all of which are major retailers) decreased in the first six months of 2002, both in terms of dollars and as a percentage of total net sales, accounting for approximately 69.6% as compared with approximately 74.5% in the first six months of 2001. The Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some, including Kmart, have filed for protection from creditors under applicable bankruptcy laws. As of June 30, 2002, the net exposure related to Kmart as well as other customer balances for which management believes that collection is doubtful was included in the calculation of allowance for doubtful accounts. The Company sells its products to certain customers that are in bankruptcy proceedings.

       Gross margin, as a percent of net sales, decreased from 19.2% for the second quarter 2001 to 18.3% in the second quarter 2002, and decreased from 20.0% for the six months ended June 30, 2001 to 19.2% for the six months ended June 30, 2002. The gross margin percentage was negatively affected in 2002 by lower average wholesale selling prices on the Company's floorcare products due to continued heightened competition. This negative impact on gross margins was partially offset by favorable TeleZapper margins, lower floorcare product returns and lower costs on certain products.

       Selling, general and administrative expenses increased 15.5% for the second quarter of 2002 and increased 11.3% for the six-month period ended June 30, 2002, compared with the same periods in 2001. The increase in selling, general and administrative expenses for 2002 was primarily due to increases in advertising and promotional expenditures related to TeleZapper, employee related benefit expenses, professional services associated with litigation and depreciation expense associated with recent upgrades to the Company's information technology.

       Interest expense decreased 39.9% for the second quarter 2002, and decreased 49.4% for the six-month period ended June 30, 2002 compared to the same periods in 2001. The decrease in interest expense is the result of lower effective borrowing rates and lower levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases.

       Receivable securitization and other expense, net, principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

       Due to the factors discussed above, the Company had a loss before income taxes for the second quarter and six-month period ended June 30, 2002 of $(2,054) and $(1,924), respectively, compared to a loss before income taxes for the second quarter 2001 and income before income taxes for the six-month period ended June 30, 2001 of $(1,077) and $2,294, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
       -------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company used cash generated from operations during the quarter ended June 30, 2002 to fund its capital expenditures and share repurchases. Working capital was $35,154 at June 30, 2002, an increase of 7.9% over December 31, 2001. Current assets decreased by $1,050 reflecting in part a decrease in trade accounts receivable of $6,051, and a $1,455 decrease in cash, substantially offset by an increase in inventory of $4,989, and a $989 increase in prepaid expenses and other. Current liabilities decreased by $3,638, reflecting in part a $4,064 decrease in accrued advertising and promotion, a $3,947 decrease in accrued salaries, benefits, and payroll taxes and a $1,370 decrease in accrued income taxes, partially offset by an increase of $6,010 in accounts payable.

       In the first six months of 2002, the Company utilized $3,595 of cash for capital expenditures, including approximately $1,100 of tooling related to a new bagged upright and approximately $1,600 of tooling for various other floorcare products.

       At June 30, 2002, the Company had a collateralized revolving credit facility with availability of up to $70,000 and a maturity date of April 1, 2005. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants, which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of June 30, 2002. The revolving credit facility is collateralized by the assets of the Company. As long as the Company remains in compliance with all covenants, the revolving credit facility permits share repurchases and dividends based on a defined formula up to $19,970 as of June 30, 2002.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time is $30,000, seasonally adjusted to $35,000 from September to December. At June 30, 2002, the Company had received approximately $17,300 from the sale of trade accounts receivable that has not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $277 and $645 for the six months ended June 30, 2002 and 2001, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. The Company is required to maintain certain financial ratios associated with the receivables included within the program. The Company received a waiver from the bank with respect to non-compliance with delinquency ratios related to receivables included within the program for June and July 2002.

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of August 9, 2002, the Company has repurchased approximately 1,322 shares for an aggregate purchase price of approximately $6,900 under the program that is scheduled to expire in December 2002.

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

                                                          Three Months Ended
                         ---------------------------------------------------------------------------------

                               June 30,      March 31,    Dec. 31,     Sept. 30,    June 30,     March 31,
                                 2002          2002         2001         2001         2001          2001
                               --------      --------     --------     --------     --------      --------
Net sales                      $ 89,390      $ 91,164     $127,236     $111,503     $ 79,512      $103,060
Gross margin                     16,344        18,348       32,663       26,461       15,269        21,172
Net (loss) income                (1,329)           85        3,773        4,085         (708)        2,174
Net (loss) income
   per share - diluted(a)      $  (0.10)     $   0.01     $   0.27     $   0.29     $  (0.05)     $   0.15

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

       The Company's Consumer Products - Other business segment competes with a variety of other consumer products and services. In addition to various state "do not call" lists, the Federal Trade Commission is proposing a national "do not call" list that may have an impact on the sales of the TeleZapper. In August of 2002, the Company licensed the TeleZapper intellectual property to a phone manufacturer for the inclusion in telephones and answering machines.

       During the first quarter of 2002, the Company announced a licensing arrangement with The Proctor and Gamble Company for the rights to a new carpet cleaning system. The initial marketing plan for the product has been scaled back, resulting in the Company seeking very limited retail distribution in 2002.

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

LITIGATION
----------

       The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Dirt Devil Easy Steamer infringes three utility patents and two design patents held by Hoover, and also that the Easy Steamer design infringes the trade dress of Hoover's carpet extractor products. Recently, the Court has dismissed charges of infringement against Royal regarding one of the three utility patents, and has found that the Dirt Devil Easy Steamer infringes one claim of a second utility patent. The Court refused to grant summary judgment of infringement regarding the third utility patent, and also reserved judgment as to the validity of both of the remaining utility patents. Royal has motions currently pending to dismiss the charges of infringement of the design patents and the trademark claims. The trial date of November 4, 2002, has been established. Hoover seeks damages, injunction on future production, and legal fees. The Company is vigorously defending the suit and believes it is without merit. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", a loss is reasonably possible, however, no range of potential loss can be estimated at this time. If Hoover were to prevail on all its remaining claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

       Bissell Homecare, Inc. (Bissell) filed a lawsuit in federal court, in the Eastern District of Michigan (case #02cv71079), against the Company on March 20, 2002, under the patent, trademark, and unfair competition laws of the United States. On April 25, 2002, the Company filed a motion to transfer the case from the Eastern District of Michigan to the Northern District of Ohio. On June 19, 2002, the Court transferred the case (now #1:02cv 1358) to the Northern District of Ohio. The Complaint asserts that the Company's Dirt Devil Easy Steamer and Platinum Force Extractor products infringe certain design and utility patents held by Bissell. Bissell seeks damages, injunction on future production, and legal fees. The Company is vigorously defending the suit and believes it is without merit. If Bissell were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

         Black & Decker Inc. and Black & Decker (U.S.) Inc. (B&D) filed a lawsuit in federal court, Northern District of Illinois (case #02C 1765) against the Company on March 8, 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Roommate and Touch-Up vacuum cleaners infringe upon certain patents held by B&D. The Company settled this suit with a payment of $300,000 during the quarter ended June 30, 2002 with a remaining $300,000 due in January 2003. Under the settlement the Company has the right to continue to sell the products through the third quarter of 2003.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)
       -------------

LITIGATION (CONTINUED)
----------

         The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:02cv 1127), against White Consolidated, Ltd. (Eureka) on June 14, 2002, under the patent, trademark and unfair competition laws of the United Sates. The Complaint asserts that Eureka infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

         The Company is involved in various other claims and litigation arising in the normal course of business. The Company has product liability and general liability insurance policies in amounts management believes to be reasonable. There can be no assurance, however, that such insurance will be adequate to cover all potential product or other liability claims against the Company. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

ACCOUNTING STANDARDS
--------------------

       In fiscal 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." These pronouncements address the recognition, measurement and statement of operations classification for certain sales incentives and are effective January 1, 2002. The Company adopted these pronouncements in the first quarter of fiscal 2002 and as a result certain items previously included in selling, general and administrative expenses were reclassified as a reduction of net sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of these two issues resulted in a reduction of net sales of $891 and $935 for the quarters ended June 30, 2002 and 2001, respectively and $1,589 and $2,397 for the six-month periods ended June 30, 2002 and 2001, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers, were previously recorded as selling, general and administrative expenses; therefore, there was no impact to net income or loss for either period.

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

PART II - OTHER INFORMATION

       ITEM 4 -   Submission of Matters to a Vote of Security Holders
       ------     ---------------------------------------------------

                  (a) The Company's annual meeting of shareholders was held April 25, 2002,

                  (b) At the annual meeting, the Company's shareholders elected Messrs. Jack Kahl Jr., Michael J. Merriman, and John P. Rochon, as Class I Directors for a two-year term which expires at the annual shareholders meeting in 2004.

                           The term of office of Messrs. R. Louis Schneeberger,
                           E. Patrick Nalley and Joseph B. Richey II, the Class II Directors, continued after the 2002 meeting; such term expires at the annual shareholders meeting in 2003.

                  (c) At the annual meeting, the Company's shareholders ratified the appointment of PricewaterhouseCoopers L.L.P. as auditors of the Company for 2002. The holders of 11,664,172 common shares voted to ratify the appointment, the holders of 169,579 common shares voted against the ratification, and the holders of 9,938 common shares abstained.

                           The following tabulation represents voting for the Class I Directors

                                                                     WITHHELD
                           Name                        FOR           AUTHORITY
                           ----                        ---           ---------
                           Jack Kahl               11,751,759         91,930
                           Michael J. Merriman     11,750,259         93,430
                           John P. Rochon          11,734,891        108,798


                           (d)      Not applicable

       ITEM 6 -   Exhibits and Reports on Form 8-K
       ------     --------------------------------

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



                             Royal Appliance Mfg. Co.
                            ----------------------------------------------------
                            (Registrant)





                            /s/ Michael J. Merriman
                            ----------------------------------------------------
                            Michael J. Merriman
                            Chief Executive Officer, President and Director (Principal Executive Officer)







Date: August 12, 2002       /s/ Richard G. Vasek
      ---------------       ----------------------------------------------------
                            Richard G. Vasek
                            Chief Financial Officer, Vice President - Finance
                            and Secretary (Principal Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------




                                                                     PAGE NUMBER
                                                                     -----------


10(q)    Royal Appliance Phantom Stock Plan dated February 11, 2002

10(r)    Royal Appliance Phantom Stock Plan for Directors dated
         April 25, 2002

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002