Form 10-Q
period 2002-09-30
ROYAL APPLIANCE MANUFACTURING CO
filed 2002-11-13
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 2002.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.  For the transition period from        to      .
                                                               ------   ------

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
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

 Common Shares, without par value                       12,816,452
 --------------------------------           ---------------------------------
            (Class)                         (Outstanding at November 13, 2002)


The Exhibit index appears on sequential page 27.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                      INDEX


                                                                                                                       Page
                                                                                                                      Number
                                                                                                                      ------

Part I                FINANCIAL INFORMATION

             Item 1   Financial Statements
             ------   --------------------

                      Consolidated Balance Sheets -
                          September 30, 2002 and December 31, 2001                                                       3

                      Consolidated Statements of Operations -
                          Three and nine months ended September 30, 2002 and 2001                                        4

                      Consolidated Statements of Cash Flows -
                          Nine months ended September 30, 2002 and 2001                                                  5

                      Notes to Consolidated Financial Statements                                                      6 - 12

             Item 2   Management's Discussion and Analysis of Financial                                               13 - 18
             ------   -------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------

Part II               OTHER INFORMATION

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                                        19
             ------   ----------------------------------------------------------

             Item 4   Controls and Procedures                                                                           19
             ------   -----------------------

             Item 6   Exhibits and Reports on Form 8-K                                                                  19
             ------   --------------------------------

Signatures                                                                                                              20

                      Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350                           21

                      Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350                           22

                      Certification of Principal Executive Officer Pursuant to 15 U.S.C. 78m (a) or 70o(d)            23 - 24

                      Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m (a) or 70o(d)            25 - 26


Exhibit Index                                                                                                           27
                      *Numbered in accordance with Item 601 of Regulation S-K


Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   ---------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                      September 30,  December 31,
                                                                          2002           2001
                                                                      -------------  ------------
                                                                       (Unaudited)
ASSETS
Current assets:
   Cash                                                                $   2,278      $   3,421
   Trade accounts receivable, net                                         38,000         35,986
   Inventories                                                            63,114         50,807
   Deferred income taxes                                                   4,096          4,549
   Prepaid expenses and other                                              3,069          1,636
                                                                       ---------      ---------
           Total current assets                                          110,557         96,399
                                                                       ---------      ---------

Property, plant and equipment, at cost:

   Land                                                                    1,541          1,541
   Building                                                                7,777          7,777
   Molds, tooling, and equipment                                          52,403         52,031
   Furniture, office and computer equipment and software                  15,344         12,154
   Assets under capital leases                                             3,171          3,171
   Leasehold improvements and other                                        7,230          7,456
                                                                       ---------      ---------
                                                                          87,466         84,130
           Less accumulated depreciation and amortization                (52,746)       (46,556)
                                                                       ---------      ---------
                                                                          34,720         37,574
                                                                       ---------      ---------

Computer software and tooling deposits                                       884          4,405
Other                                                                      2,412          2,066
                                                                       ---------      ---------
           Total assets                                                $ 148,573      $ 140,444
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                              $  33,739      $  27,433
   Accrued liabilities:
      Advertising and promotion                                            7,797         11,196
      Salaries, benefits, and payroll taxes                                4,849          7,258
      Warranty and customer returns                                        9,200          9,950
      Income taxes                                                           881          1,370
      Other                                                                5,688          6,479
   Current portions of capital lease obligations                             158            147
                                                                       ---------      ---------
           Total current liabilities                                      62,312         63,833
                                                                       ---------      ---------

   Revolving credit facility                                              43,000         32,000
   Capitalized lease obligations, less current portion                     1,870          1,978
                                                                       ---------      ---------
           Total long-term debt                                           44,870         33,978
   Deferred income taxes                                                   3,675          4,011
                                                                       ---------      ---------
           Total liabilities                                             110,857        101,822
                                                                       ---------      ---------

   Commitments and contingencies (Note 3)                                   --             --

Shareholders' equity:
   Common shares, at stated value                                            215            214
   Additional paid-in capital                                             45,363         44,167
   Retained earnings                                                      72,379         70,489
                                                                       ---------      ---------
                                                                         117,957        114,870

   Less treasury shares, at cost (13,102,800 and 12,365,700 shares
     at September 30, 2002 and December 31, 2001, respectively)          (80,241)       (76,248)
                                                                       ---------      ---------
           Total shareholders' equity                                     37,716         38,622
                                                                       ---------      ---------

           Total liabilities and shareholders' equity                  $ 148,573      $ 140,444
                                                                       =========      =========


   The accompanying notes are an integral part of these financial statements.

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   ---------------------



                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                            -------------------------         --------------------------
                                                                 (Dollars in thousands, except per share amounts)

                                                              2002             2001             2002             2001
                                                            --------         --------         --------         --------

Net sales                                                   $ 91,705         $111,503         $272,259         $294,075

Cost of sales                                                 70,619           85,042          216,481          231,173
                                                            --------         --------         --------         --------

   Gross margin                                               21,086           26,461           55,778           62,902

Selling, general and administrative expenses                  15,417           19,210           51,261           51,419
                                                            --------         --------         --------         --------

   Income from operations                                      5,669            7,251            4,517           11,483

Interest expense, net                                            423              674            1,042            1,897
Receivable securitization and other expense, net                 436              350              589            1,065
                                                            --------         --------         --------         --------

   Income before income taxes                                  4,810            6,227            2,886            8,521

Income tax expense                                             1,676            2,142              996            2,970
                                                            --------         --------         --------         --------

   Net income                                               $  3,134         $  4,085         $  1,890         $  5,551
                                                            ========         ========         ========         ========

BASIC

Weighted average number of common
  shares outstanding (in thousands)                           12,816           13,649           13,036           13,786

Earnings per share                                          $    .24         $    .30         $    .14         $    .40

DILUTED

Weighted average number of common
  shares and equivalents outstanding (in thousands)           13,688           14,269           13,941           14,350

Earnings per share                                          $    .23         $    .29         $    .14         $    .39


   The accompanying notes are an integral part of these financial statements

Part I -   FINANCIAL INFORMATION
           Item 1 - FINANCIAL STATEMENTS
           ------   ---------------------


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                             Nine Months
                                                                         Ended September 30,
                                                                     --------------------------

                                                                       2002              2001
                                                                     --------          --------
Cash flows from operating activities:
   Net income                                                        $  1,890          $  5,551
                                                                     --------          --------
   Adjustments to reconcile net income to
        net cash from operating activities:
      Depreciation and amortization                                    12,515            11,061
      Compensatory effect of stock awards                                 825               412
      Deferred income taxes                                               117              (839)
      (Increase) decrease in assets:
         Trade accounts receivable, net                                (2,014)           (6,665)
         Inventories                                                  (12,307)          (15,068)
         Prepaid expenses and other                                    (1,433)             (175)
         Other                                                         (1,134)           (1,706)
      Increase (decrease) in liabilities:
         Trade accounts payable                                         6,306            11,517
         Accrued advertising and promotion                             (3,399)           (2,149)
         Accrued salaries, benefits, and payroll taxes                 (2,409)            2,352
         Accrued warranty and customer returns                           (750)              (50)
         Accrued income taxes                                            (489)            1,503
         Accrued other                                                   (791)             (350)
                                                                     --------          --------
              Total adjustments                                        (4,963)             (157)
                                                                     --------          --------
            Net cash from operating activities                         (3,073)            5,394
                                                                     --------          --------

Cash flows from investing activities:

   Purchases of tooling, property, plant, and equipment, net           (8,873)           (9,710)
   Decrease (increase) in tooling deposits and other                    3,521            (2,443)
                                                                     --------          --------
           Net cash from investing activities                          (5,352)          (12,153)
                                                                     --------          --------

Cash flows from financing activities:

   Proceeds on bank debt, net                                          11,000             7,700
   Proceeds from exercise of stock options                                372               310
   Payments on capital lease obligations                                  (97)             (102)
   Repurchase of common stock                                          (3,993)             (758)
                                                                     --------          --------
           Net cash from financing activities                           7,282             7,150
                                                                     --------          --------

Net (decrease) increase in cash                                        (1,143)              391
                                                                     --------          --------

Cash at beginning of period                                             3,421               704
                                                                     --------          --------

Cash at end of period                                                $  2,278          $  1,095
                                                                     ========          ========

Supplemental disclosure of cash flow information:

Cash payments for:
   Interest                                                          $  1,150          $  1,993
                                                                     ========          ========

   Income taxes, net of refunds                                      $  1,368          $  2,306
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION

       The financial information for Royal Appliance Mfg. Co. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (including all normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of September 30, 2002 and December 31, 2001, and the related statements of operations and cash flows as of, and for the interim periods ended, September 30, 2002 and 2001. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report (Form 10-K).

       The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, the reserve for returns and allowances, reserve for inventory obsolescence and depreciation and amortization, among others.

       Certain prior year amounts have been reclassified to conform to the 2002 presentation.

       Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted earnings per share.

       The Company's revenue recognition policy is to recognize revenues when products are shipped. The Company's return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a provision is provided for estimated future returns and sales agreements with certain customers. The Company records estimated reductions to net sales for customer programs and incentive offerings including pricing arrangements, promotions and other volume based incentives. If market conditions were to soften, the Company may take actions to increase customer incentives, possibly resulting in a reduction of net sales and gross margins at the time the incentive is offered. The Company's revenue recognition policy is in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company includes royalty income from various license agreements in net sales. During the nine-month periods ended September 30, 2002 and 2001, royalty income totaled $433 and $205, respectively.

       In fiscal 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" (both of which were clarified by EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer"). These pronouncements address the recognition, measurement and statement of operations classification for certain sales incentives and are effective January 1, 2002. The Company adopted these pronouncements in the first quarter of fiscal 2002 and as a result certain items previously included in selling, general and administrative expenses were reclassified as a reduction of net sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of these two issues resulted in a reduction of net sales of $1,378 and $1,223 for the quarters ended September 30, 2002 and 2001, respectively and $2,967 and $3,620 for the nine-month periods ended September 30, 2002 and 2001, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers, were previously recorded as selling, general and administrative expenses; therefore, there was no impact to net income for either period.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  BASIS OF PRESENTATION (CONTINUED)

       The Company has used forward exchange contracts to reduce fluctuations in foreign currency cash flows related to receivables denominated in foreign currencies. The terms of the currency instruments are consistent with the timing of the transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from the foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. There were no contracts to purchase foreign currency forward outstanding as of September 30, 2002 or December 31, 2001.

       Costs incurred for producing and communicating advertising are expensed during the period aired, including costs incurred under the Company's cooperative advertising program.

NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories at September 30, 2002, and December 31, 2001, consisted of the following:

                                          September 30    December 31
                                          ------------    -----------

Finished goods                              $56,596         $43,277

Work in process and purchased parts           6,518           7,530
                                            -------         -------
                                            $63,114         $50,807
                                            =======         =======


NOTE 3:  COMMITMENTS AND CONTINGENCIES

       At September 30, 2002, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $6,700 including commitments for television advertising through December 31, 2002. Other contractual commitments for items in the normal course of business total approximately $3,000.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

       The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserted that the Company's Dirt Devil Easy Steamer infringed three utility patents and two design patents held by Hoover, and also that the Easy Steamer design infringed the trade dress of Hoover's carpet extractor products. The Court had dismissed charges of infringement against Royal regarding one of the three utility patents, and found that the Dirt Devil Easy Steamer infringed one claim of a second utility patent. The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:01cv 2775), against The Hoover Company (Hoover) on December 10, 2001, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserted that Hoover infringed certain patents relating to bagless technology held by the Company. On October 17, 2002, the Company and Hoover reached a settlement of all patent-related litigation described above. Hoover has granted rights to the Company with regard to its existing carpet extractor patents. The Company has granted rights to Hoover with regard to its existing bagless upright vacuum cleaner patents. The settlement includes cash payments to the Company.

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

NOTE 4:  DEBT

       At September 30, 2002, the Company has a collateralized revolving credit facility with availability of up to $70,000 and a maturity date of April 1, 2005. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants, which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 2002. The revolving credit facility is collateralized by the assets of the Company. As long as the Company remains in compliance with all covenants, the revolving credit facility permits share repurchases and dividends based on a defined formula up to $18,369 as of September 30, 2002.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time is $30,000, seasonally adjusted to $35,000 from September to December. At September 30, 2002, the Company had received approximately $18,100 from the sale of trade accounts receivable that have not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $584 and $877 for the nine months ended September 30, 2002 and 2001, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. The Company is required to maintain certain financial ratios associated with the receivables included within the program. The current program with the existing provider will be terminated in January 2003 and be replaced by another provider. The terms and conditions of the new agreement are substantially the same as the current program.

NOTE 5:  SHARE REPURCHASE PROGRAM

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of November 13, 2002, the Company has repurchased approximately 1,322 shares for an aggregate purchase price of approximately $6,900 under the program that is scheduled to expire in December 2002.

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



                                                            Three months ended                  Nine months ended
                                                              September 30,                       September 30,
                                                       --------------------------          --------------------------
                                                         2002              2001              2002              2001
                                                       --------          --------          --------          --------

Net income                                             $  3,134          $  4,085          $  1,890          $  5,551
                                                       ========          ========          ========          ========

BASIC:
  Common shares outstanding, net of treasury
      shares, beginning of period                        13,078            13,614            13,464            13,729
  Weighted average common shares issued
      during period                                           3                52                53               130
  Weighted average treasury shares repurchased
      during period                                        (265)              (17)             (481)              (73)
                                                       --------          --------          --------          --------

Weighted average common shares outstanding,
      net of treasury shares, end of period              12,816            13,649            13,036            13,786
                                                       ========          ========          ========          ========

Net income per common share                            $   0.24          $   0.30          $   0.14          $   0.40
                                                       ========          ========          ========          ========


DILUTED:
  Common shares outstanding, net of treasury
      shares, beginning of period                        13,078            13,614            13,464            13,729
  Weighted average common shares issued
      during period                                           3                52                53               130
  Weighted average common share equivalents                 872               620               905               564
  Weighted average treasury shares repurchased
      during period                                        (265)              (17)             (481)              (73)
                                                       --------          --------          --------          --------

Weighted average common shares outstanding,
      net of treasury shares, end of period              13,688            14,269            13,941            14,350
                                                       ========          ========          ========          ========

Net income per common share                            $   0.23          $   0.29          $   0.14          $   0.39
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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8:  BUSINESS SEGMENT INFORMATION (CONTINUED)

         Financial information for the Company's Reportable Segments consisted of the following:


                                           Three months ended September 30,   Nine months ended September 30,
                                                 2002             2001             2002             2001
                                               --------         --------         --------         --------

Net Sales
         Consumer Products - Floorcare         $ 82,937         $105,857         $248,953         $288,429
         Consumer Products - Other                8,768            5,646           23,306            5,646
                                               --------         --------         --------         --------

         Consolidated Total                    $ 91,705         $111,503         $272,259         $294,075
                                               ========         ========         ========         ========

Income from Operations
         Consumer Products - Floorcare         $    901         $  5,846         $    157         $ 10,078
         Consumer Products - Other                4,768            1,405            4,360            1,405
                                               --------         --------         --------         --------

         Consolidated Total                    $  5,669         $  7,251         $  4,517         $ 11,483
                                               ========         ========         ========         ========

Capital Expenditures
         Consumer Products - Floorcare         $  1,586         $  3,193         $  4,654         $  7,613
         Consumer Products - Other                   28               63               78              125
                                               --------         --------         --------         --------

         Total for Reportable Segments            1,614            3,256            4,732            7,738
         Corporate                                  143              952              620            4,415
                                               --------         --------         --------         --------
         Consolidated Total                    $  1,757         $  4,208         $  5,352         $ 12,153
                                               ========         ========         ========         ========

Depreciation and Amortization
         Consumer Products - Floorcare         $  2,523         $  2,870         $  9,002         $  8,821
         Consumer Products - Other                  132              100              390              167
                                               --------         --------         --------         --------

         Total for Reportable Segments            2,655            2,970            9,392            8,988
         Corporate                                1,031              775            3,123            2,073
                                               --------         --------         --------         --------
         Consolidated Total                    $  3,686         $  3,745         $ 12,515         $ 11,061
                                               ========         ========         ========         ========

Total Assets

         Consumer Products - Floorcare         $118,849         $140,552         $118,849         $140,552
         Consumer Products - Other                8,211            4,046            8,211            4,046
                                               --------         --------         --------         --------

         Total for Reportable Segments          127,060          144,598          127,060          144,598
         Corporate                               21,513           19,122           21,513           19,122
                                               --------         --------         --------         --------
         Consolidated Total                    $148,573         $163,720         $148,573         $163,720
                                               ========         ========         ========         ========


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants, including the Company, to include a discussion of "Critical" accounting policies or methods used in the preparation of financial statements. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, including customer based programs and incentives, allowance for doubtful accounts, useful lives of tooling and other long lived assets and accrued warranty and customer returns.

         Revenue Recognition - The Company's revenue recognition policy is to recognize revenues when products are shipped. The Company's return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a provision is provided for estimated future returns and sales agreements with certain customers. The Company records estimated reductions to net sales for customer programs and incentive offerings including pricing arrangements, promotions and other volume based incentives. If market conditions were to soften, the Company may take actions to increase customer incentives, possibly resulting in a reduction of net sales and gross margins at the time the incentive is offered. The Company's revenue recognition policy is in accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". The Company includes royalty income from various license agreements in net sales.

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

         Useful Lives of Tooling - The Company capitalizes the cost of tooling used in the production of its products by third party suppliers and global contract manufacturers. The tooling is depreciated on a straight-line basis over 2-3 years, based on the nature of the product and the estimated product life cycle. The useful lives are reviewed on a quarterly basis by management and useful lives may be shortened if needed. In determining whether or not shortening of useful lives is required, management reviews product sell-through data at retail, forecasted demand and the timeframe of new product introductions.

         Accrued Warranty and Customer Returns - The Company's return policy is to replace, repair or issue credit for products under warranty. Returns received during the current period are expensed as received and a reserve is maintained for future returns from current shipments. Management calculates the reserve utilizing historical return rates for each product family. These rates are reviewed and adjusted periodically. Management utilizes judgment for estimating return rates of new products and adjusts those estimates as actual results become available.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)

RESULTS OF OPERATIONS

       Net sales decreased 17.8% for the third quarter and decreased 7.4% for the nine-month period ended September 30, 2002, compared with the same periods in the prior year. The decrease in the third quarter net sales was primarily due to lower shipments of the Platinum Force line of products which were launched during the third quarter of 2001, and lower average wholesale prices on floorcare products, partially offset by an increase in shipments of the Telezapper, which was also introduced during the third quarter of 2001. The decrease in net sales for the nine months ended September 30, 2002 was primarily due to lower shipments of carpet extractors and lower average wholesale prices on floorcare products, partially offset by an increase in shipments of the TeleZapper. Overall sales to the top 5 customers (all of which are major retailers) decreased in the first nine months of 2002, both in terms of dollars and as a percentage of total net sales, accounting for approximately 68.0% as compared with approximately 70.3% in the first nine months of 2001. The Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some, including Kmart and Ames, have filed for protection from creditors under applicable bankruptcy laws. As of September 30, 2002, the net exposure related to Kmart and Ames, as well as other customer balances for which management believes that collection is doubtful, was included in the calculation of allowance for doubtful accounts. The Company sells its products to certain customers that are in bankruptcy proceedings, including Kmart.

       Gross margin, as a percent of net sales, decreased from 23.7% for the third quarter 2001 to 23.0% in the third quarter 2002, and decreased from 21.4% for the nine months ended September 30, 2001 to 20.5% for the nine months ended September 30, 2002. The gross margin percentage was negatively affected in 2002 by lower average wholesale selling prices on the Company's floorcare products due to continued heightened competition. This negative impact on gross margins was partially offset by favorable TeleZapper margins, lower floorcare product returns, lower costs on certain products and an adjustment to net sales of $1,400, for certain sales programs.

       Selling, general and administrative expenses decreased 19.7% for the third quarter of 2002 and were consistent for the nine-month period ended September 30, 2002, compared with the same periods in 2001. The decrease in selling, general and administrative expenses for the third quarter of 2002 was primarily due to decreases in advertising and promotional expenditures.

       Interest expense decreased 37.2% for the third quarter 2002, and decreased 45.1% for the nine-month period ended September 30, 2002 compared to the same periods in 2001. The decrease in interest expense is the result of lower effective borrowing rates and lower levels of variable rate borrowings to finance working capital, capital expenditures and share repurchases.

       Receivable securitization and other expense, net, principally reflects the effect of the cost of the Company's trade accounts receivable securitization program and foreign currency transaction gains or losses related to the Company's North American assets.

       Due to the factors discussed above, the Company had income before income taxes for the third quarter and nine-month period ended September 30, 2002 of $4,810 and $2,886, respectively, compared to income before taxes for the third quarter and nine month period ended September 30, 2001 of $6,227 and $8,521, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

       The Company used net cash generated from operations and bank borrowings to fund its capital expenditures and share repurchases. Working capital was $48,245 at September 30, 2002, an increase of 48.1% over December 31, 2001. Current assets increased by $14,158 reflecting in part an increase in trade accounts receivable of $2,014, an increase in inventory of $12,307, and a $1,433 increase in prepaid expenses and other, partially offset by a decrease in cash of $1,143. Current liabilities decreased by $1,521, reflecting in part a $3,399 decrease in accrued advertising and promotion, a $2,409 decrease in accrued salaries, benefits, and payroll taxes, a $750 decrease in accrued warranty and customer returns, a $791 decrease in accrued other, partially offset by an increase of $6,306 in accounts payable. Inventories have increased, as well as accounts payable related to inventory purchases, in order to meet seasonal demand.

       In the first nine months of 2002, the Company utilized $5,352 of cash for capital expenditures, including approximately $1,100 of tooling related to a new bagged upright, approximately $650 of tooling for new metal uprights and approximately $1,600 of tooling for various other floorcare products.

       At September 30, 2002, the Company has a collateralized revolving credit facility with availability of up to $70,000 and a maturity date of April 1, 2005. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants, which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of September 30, 2002. The revolving credit facility is collateralized by the assets of the Company. As long as the Company remains in compliance with all covenants, the revolving credit facility permits share repurchases and dividends based on a defined formula up to $18,369 as of September 30, 2002.

       The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time is $30,000, seasonally adjusted to $35,000 from September to December. At September 30, 2002, the Company had received approximately $18,100 from the sale of trade accounts receivable that have not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $584 and $877 for the nine months ended September 30, 2002 and 2001, respectively, and have been classified as "Receivable securitization and other expense, net" in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. The Company is required to maintain certain financial ratios associated with the receivables included within the program. The current program with the existing provider will be terminated in January 2003 and be replaced by another provider. The terms and conditions of the new agreement are substantially the same as the current program.

       In April 2001, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to 3,400 of its outstanding common shares. As of November 13, 2002, the Company has repurchased approximately 1,322 shares for an aggregate purchase price of approximately $6,900 under the program that is scheduled to expire in December 2002.

       The Company believes that its revolving credit facilities along with cash generated by operations will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases under the current repurchase program.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)

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


                                                                 Three Months Ended
                               -----------------------------------------------------------------------------------------

                               Sept. 30,    June 30,      March 31,    Dec. 31,     Sept. 30,    June 30,      March 31,
                                 2002         2002          2002         2001         2001         2001          2001
                               --------     --------      --------     --------     --------     --------      --------
Net sales                      $ 91,705     $ 89,390      $ 91,164     $127,236     $111,503     $ 79,512      $103,060
Gross margin                     21,086       16,344        18,348       32,663       26,461       15,269        21,172
Net income (loss)                 3,134       (1,329)           85        3,773        4,085         (708)        2,174
Net income (loss)
   per share - diluted (a)     $   0.23     $  (0.10)     $   0.01     $   0.27     $   0.29     $  (0.05)     $   0.15


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

OTHER

       The Company's Consumer Products - Floorcare business segment's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer markets and, Black & Decker and Euro Pro in the hand-held market. Many of these competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company experiences extensive competition, including price pressure and new advertising and new product offerings from its competitors, in all product lines within the Consumer Products - Floorcare segment. These trends are expected to continue.

       The Company's Consumer Products - Other business segment competes with a variety of other consumer products and services. In addition to various state "do not call" lists, the Federal Trade Commission is proposing a national "do not call" list that may have an impact on the sales of the TeleZapper. In August 2002, the Company licensed the TeleZapper intellectual property to a phone manufacturer for the inclusion in telephones and answering machines.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)

INFLATION

       The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices.

LITIGATION

       The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserted that the Company's Dirt Devil Easy Steamer infringed three utility patents and two design patents held by Hoover, and also that the Easy Steamer design infringed the trade dress of Hoover's carpet extractor products. The Court had dismissed charges of infringement against Royal regarding one of the three utility patents, and found that the Dirt Devil Easy Steamer infringed one claim of a second utility patent. The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:01cv 2775), against The Hoover Company (Hoover) on December 10, 2001, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserted that Hoover infringed certain patents relating to bagless technology held by the Company. On October 17, 2002, the Company and Hoover reached a settlement of all patent-related litigation described above. Hoover has granted rights to the Company with regard to its existing carpet extractor patents. The Company has granted rights to Hoover with regard to its existing bagless upright vacuum cleaner patents. The settlement includes cash payments to the Company.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)

LITIGATION (CONTINUED)

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

ACCOUNTING STANDARDS

       In fiscal 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" (both of which were clarified by EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer"). These pronouncements address the recognition, measurement and statement of operations classification for certain sales incentives and are effective January 1, 2002. The Company adopted these pronouncements in the first quarter of fiscal 2002 and as a result certain items previously included in selling, general and administrative expenses were reclassified as a reduction of net sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of these two issues resulted in a reduction of net sales of $1,378 and $1,223 for the quarters ended September 30, 2002 and 2001, respectively and $2,967 and $3,620 for the nine-month periods ended September 30, 2002 and 2001, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers, were previously recorded as selling, general and administrative expenses; therefore, there was no impact to net income for either period.

FORWARD-LOOKING STATEMENTS

        Forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: the financial strength of the retail industry particularly in the major mass retail channel; the impact of Kmart's recent bankruptcy filing on Royal's future sales and earnings; the competitive pricing and aggressive product development environment within the floorcare industry; the impact of private-label programs by mass retailers; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the continued acceptance by consumers of the Company's new products, the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; the uncertainty of the Company's global supply chain and suppliers to continuously supply sourced finished goods and component parts; including interuptions from potential port work stopages, and general business and economic conditions.

PART II - OTHER INFORMATION

       ITEM 3 -   Quantitative and Qualitative Disclosures About Market Risk

                  There were no material changes in information about market risk than that provided in the 2001 Annual Report on Form 10-K.

       ITEM 4 -   Controls and Procedures

                  The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of evaluation.

       ITEM 6 -   Exhibits and Reports on Form 8-K

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

                            Royal Appliance Mfg. Co.
                            --------------------------------------------
                            (Registrant)



                            /s/ Michael J. Merriman
                            --------------------------------------------
                            Michael J. Merriman
                            Chief Executive Officer, President and Director (Principal Executive Officer)



Date: November 13, 2002     /s/ Richard G. Vasek
      -----------------     --------------------------------------------
                            Richard G. Vasek

                            Chief Financial Officer, Vice President - Finance and Secretary
                            (Principal Financial Officer)

                  Certification of Principal Executive Officer

                           Pursuant to 18 U.S.C. 1350

                 (Section 906 of the Sarbanes-Oxley Act of 2002)





I, Michael J. Merriman, the Chief Executive Officer and President of Royal Appliance Mfg. Co. (the "Company"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Michael J. Merriman
-----------------------

Michael J. Merriman,
Royal Appliance Mfg. Co.
Chief Executive Officer and President

November 13, 2002

                  Certification of Principal Financial Officer

                           Pursuant to 18 U.S.C. 1350

                 (Section 906 of the Sarbanes-Oxley Act of 2002)



I, Richard G. Vasek, Chief Financial Officer of Royal Appliance Mfg. Co. (the "Company") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Richard G. Vasek
--------------------

Richard G. Vasek
Royal Appliance Mfg. Co.
Chief Financial Officer

November 13, 2002

                  Certification of Principal Executive Officer

                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)

                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Michael J. Merriman, the Chief Executive Officer and President of Royal Appliance Mfg. Co. (the "Company"), certify that:

                  (1) I have reviewed this quarterly report on Form 10-Q of the Company;

                  (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


                  (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;


                  (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

                           (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                           (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

                           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

                  (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael J. Merriman
-----------------------
Michael J. Merriman,

Royal Appliance Mfg. Co.
Chief Executive Officer and President

November 13, 2002

                  Certification of Principal Financial Officer

                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)

                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Richard G. Vasek, the Chief Financial Officer of Royal Appliance Mfg. Co. (the "Company"), certify that:

                  (1) I have reviewed this quarterly report on Form 10-Q of the Company;

                  (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


                  (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;


                  (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:


                           (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                           (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

                           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

                  (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Richard G. Vasek
--------------------
Richard G. Vasek,

Royal Appliance Mfg. Co.
Chief Financial Officer

November 13, 2002

INDEX TO EXHIBITS

                                                          PAGE NUMBER

                  None