Form 10-K
period 2002-12-31
ROYAL APPLIANCE MANUFACTURING CO
filed 2003-03-26
CIK 85462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended DECEMBER 31, 2002


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the transition period from          to          .
                                                          --------    ---------

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
              (Registrant's telephone number, including area code)


Securities Registered Pursuant to Section 12(b) of the Act:

Common Shares, Without Par Value              New York Stock Exchange
---------------------------------  ---------------------------------------------
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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-1). Yes [ ] No [X].

     The aggregate market value of the voting shares held by non-affiliates of the Registrant, as reported on the New York Stock Exchange, based upon the closing sale price of Registrant's Common Shares on March 21, 2003, was $53,213,322. Common Shares held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's common shares as of March 21, 2003, was 12,861,052.

The Exhibit index appears on sequential page 55.

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

     On December 16, 2002, the Company entered into a definitive agreement ("agreement") for its acquisition by Techtronic Industries ("TTI"). The agreement provides for Royal shareholders to receive $7.37 per share in cash, for a total price of $105 million. Under the terms of the agreement, Royal will be merged with a subsidiary of TTI which, following the completion of the merger, will operate as a wholly owned, indirect subsidiary of TTI. The transaction is expected to close on April 23, 2003. It is subject to, among other things, the approval by the shareholders of both TTI and Royal. The parties have received early termination of the Hart-Scot-Rodino waiting period.

     During 2001, the Company's subsidiary, Privacy Technologies, Inc. ("Privacy Technologies(TM)") introduced the TeleZapper(TM) - a telephone attachment that helps block unwanted telemarketing calls and removes consumers' phone numbers from the telemarketers' computerized dialing lists.

     In July 2002, the Company acquired the North American rights to the home, health and beauty line of products from Medisana AG, along with certain other assets for approximately $800,000. Medisana home, health and beauty products were offered in North America for the past three years through their North American wholly-owned subsidiary Medisana USA.

     The Company's business strategy is primarily focused on leveraging its distribution channels and its well-known Dirt Devil brand, where applicable, to new and innovative products both inside and outside the floorcare industry, primarily in North America. The Company's product offering consists of name brand consumer products in two business segments: Consumer Products - Floorcare and Consumer Products - Other. The Company's goal is to expand the number, visibility and volume of its products sold by retailers, as well as to increase the number of major retailers carrying its products. The Company also seeks to increase the sale of its products through independent floorcare dealers by offering dealer-exclusive product lines and cooperative promotional programs.

     The Company's marketing strategy is essential to its success. The Company uses television, print, cooperative advertising and its Dirt Devil and Privacy Technologies websites to build and maintain brand awareness and consumer demand, as well as to gain shelf space for its product lines from major retailers.

Business Segments

     Consumer Products - Floorcare: The Company's Consumer Products - Floorcare business segment designs, assembles or sources, markets and distributes a full line of plastic and metal vacuum cleaners. The Company's Dirt Devil vacuum cleaners are intended for home use. The Company's metal vacuum cleaners are intended for home and commercial use.

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

     The Company has produced durable metal vacuum cleaners since the early 1900's. Currently, the Company markets a full line of metal upright and plastic upright and canister vacuum cleaners under the Royal brand name for home and commercial use exclusively through its network of independent dealers. The Company also sells accessories, carpet and upholstery cleaning solutions, attachments, refurbished cleaners and replacement parts for each of its product lines.

     In order to provide the retailers with distinct product alternatives, the Company offers different Dirt Devil products in a variety of styles and colors and with various features. Major retailers currently carrying some portion of the Dirt Devil product line include Best Buy, Canadian Tire, Home Depot, Kmart, Lowe's, Sam's Club, Sears, Target, and WalMart. The Company also sells its Dirt Devil products through independent dealers, who primarily sell the metal line of Royal vacuum cleaners.

     CONSUMER PRODUCTS - OTHER: The Company's Consumer Products - Other segment primarily represents business conducted by Privacy Technologies, Inc., Product Launch Partners, Inc. and Medisana, Inc. This business segment designs, sources and distributes consumer products outside of the Company's traditional floorcare business. Currently, this segment is substantially comprised of the TeleZapper, which was introduced in the second half 2001 by Privacy Technologies, Inc. The TeleZapper is a telephone attachment that helps block unwanted telemarketing calls and removes consumers' phone numbers from telemarketers' computerized dialing lists. Major retailers currently offering the TeleZapper include Best Buy, CVS, Kmart, RadioShack, Target, Walgreens and WalMart.

     NET SALES BY BUSINESS SEGMENT: The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31, 2002 for the Company's two business segments.


    (000's ommitted)            2002            %             2001            %             2000             %
                            -------------  -------------  -------------  -------------   ------------   -------------
Consumer Products -
     Floorcare                $  353,427           90.7%     $ 399,388          94.8%     $  401,515          100.0%

Consumer Products -
     Other                        36,299            9.3%        21,923           5.2%              -              -
                              ----------          -----      ---------         -----      ----------          -----
                              $  389,726          100.0%     $ 421,311         100.0%     $  401,515          100.0%
                              ==========          =====      =========         =====      ==========          =====


     For further information on business segments, see Note 13 of the Notes to the Consolidated Financial Statements.

NEW PRODUCTS

     The Company introduces new products and enhances its existing products on a regular basis for both the retail and dealer markets. In order to support its product development efforts, the Company engages in research and development activities, particularly with respect to new product engineering. The Company's engineering and product development expenditures were approximately $6.8 million, $7.9 million, and $6.8 million in 2002, 2001 and 2000, respectively.

     The Company has license and R&D agreements with third parties. Additionally, the Company has licensing agreements with third parties, which license the Dirt Devil brand name for certain other cleaning products in North America and for use of the Dirt Devil brand name in other countries.

     The Company has also created Product Launch Partners, Inc. in 2002. Product Launch Partners, Inc. was established as a vehicle for inventors and start-up consumer product companies to joint venture with the Company on new product launch opportunities. As of the date of this report, no new products have been commercialized through Product Launch Partners, Inc.

     In addition to internally developing products, the Company may purchase product tooling, license product designs and patents, and outsource product assembly for products to be marketed under the Dirt Devil and Royal brand names or through Privacy Technologies.

MARKETING AND CUSTOMERS

     The Company markets its Dirt Devil and TeleZapper products primarily through major retailers, including mass market retailers (e.g. WalMart, Target and Kmart), electronic chains (e.g. Best Buy and RadioShack), warehouse clubs (e.g. Sam's Club and B.J.'s Wholesale Club), home improvement centers (e.g. Home Depot and Lowe's), and drug store chains (e.g. CVS and Walgreens). During 2002, WalMart (including Sam's Club), Kmart and Target accounted for approximately 27.5%, 15.1%, and 15.0%, respectively, of the Company's net sales, compared to approximately 31.1%, 14.3%, and 14.1%, respectively, of the Company's net sales in 2001. These were the only customers who accounted for 10% or more of the Company's net sales during such periods. During 2002 and 2001, the Company's net sales in the aggregate to its five largest customers were 67.6% and 68.1%, respectively, of total net sales. The loss of any of these customers or loss of their shelf space could have a significant impact on the Company's operations. The Company anticipates that the significant percentage of the Company's net sales attributable to a limited number of major retail customers will continue. The Company believes that its relations with its customers are good. The Company sells most of its products to retailers through its internal sales staff. Recently, several major retailers have experienced significant financial difficulties and some, including Kmart, have filed for protection from creditors under applicable bankruptcy laws. As of December 31, 2002, the net exposure related to Kmart's pre-bankruptcy balance as well as other customer balances for which management believes collection is doubtful was included in the calculation of allowance for doubtful accounts. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Since Dirt Devil and TeleZapper products are targeted to sell to the mass market, the Company believes that brand name recognition is critical to the success of these products. The Company provides advertising and promotional support for its Dirt Devil and TeleZapper products through television and cooperative advertising with retailers and believes that these promotional activities, as well as those of its major customers, affect brand name awareness and sales. The Company's cooperative advertising program is established based upon planning ads and promotions with its mass market retail customers. Some of the Company's advertising and promotional activities are tied to holidays and also to specific promotional activities of retailers, and historically have been higher during the Christmas shopping season. The Company's advertising and promotional expenditures are not proportional to anticipated sales. In addition, the Company has generated a small portion of its sales from consumer direct orders, primarily for accessories and new product launches, through the Company's toll-free number, websites and from direct response television infomercials.

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

     The Company's line of metal vacuum cleaners is currently sold exclusively through a network of independent vacuum cleaner dealers. As part of its effort to support its independent dealer network, the Company has attempted to meet independent dealers' needs for distinctive product offerings not available to mass merchants. The Company's metal product lines are targeted at consumers and commercial customers who are interested in purchasing more durable and higher quality vacuum cleaners. The Company focuses its promotional activities with its independent dealers on cooperative advertising.

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

COMPETITION

     The Company's Consumer Products - Floorcare business segment's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer markets and Black & Decker and Euro Pro in the hand-held market. Many of these competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company experiences extensive competition, including price pressure and increased advertising by its competitors, in all product lines within the Consumer Products - Floorcare segment. These trends are expected to continue into 2003.

TRADEMARKS AND PATENTS

     The Company holds numerous trademarks registered in the United States and foreign countries for various products. The Company has registered trademarks in the United States and a number of foreign countries for the Dirt Devil, Royal, TeleZapper, and other names and logos, which are used in connection with the sale of its vacuum cleaners, consumer electronics and other products and accessory parts. The Company considers both the Dirt Devil and TeleZapper trademarks to be of considerable value and critical to its business. No challenges to its rights to the Dirt Devil trademark have arisen and the Company has no reason to believe that any such challenges will arise in the future. Recently, a lawsuit was filed against the Company asserting trademark infringement by the Company through the use of the TeleZapper trademark. See
Item 3: Legal Proceedings for further details.

     On December 11, 2002, the Company announced that it had entered into a cross license agreement with Matsushita Home Appliances ("Panasonic") with respect to certain patents and related intellectual property rights. Panasonic has received a license to continue to manufacture and market bagless upright vacuum cleaner products under the Royal bagless upright patent portfolio. Royal received a license to continue to manufacture and market vacuum cleansers under patents for certain Panasonic technology. The agreement will result in ongoing positive cash payments to Royal beginning in the fourth quarter of 2002. The Company has also entered into a license agreement with The Hoover Company. See
Item 3 - Legal Proceedings for further details.

     The Company holds or licenses the use of numerous domestic and international patents, including design patents and processes. The Company may also license its trademarks and patents. The Company believes that its product lines in the Consumer Products - Floorcare segment are generally not dependent upon any single patent or group of patents. Within the Consumer Products - Other segment, the primary product line, the TeleZapper, is dependent upon a limited number of patents for that product.

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

PRODUCTION

     The production of the majority of the Company's products has been outsourced to global third party contract manufacturers. The company continues to assemble certain products in the Cleveland, Ohio metropolitan area. Unlike many of its competitors, the Company does not manufacture component parts for its products. Component parts for the Company's products are manufactured by suppliers, frequently using molds and tooling owned by the Company and built to its specifications. Since the Company's production operations are currently limited to final assembly, it believes that its fixed costs are lower than many of its competitors. The Company also believes that this approach and the use of third party contract manufacturers has provided increased flexibility in the introduction and modification of products.

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

EMPLOYEES

     As of December 31, 2002, the Company employed approximately 550 full-time employees, a reduction of approximately 120 from December 31, 2001. In addition, the Company generally utilizes temporary personnel during the period when the Company is responding to its peak selling season. During 2002, the peak temporary personnel level reached approximately 300. The Company's employees are not represented by any labor union. The Company considers its relations with its employees to be good.

     The Company has in effect a severance compensation plan that provides for a severance payment to full-time employees, based on years of employment, if within thirty-six months after a change-in-control of the Company (as is anticipated to occur if the Techtronic Industries merger is approved by shareholders) their employment is terminated for any reason other than death, permanent disability, voluntary retirement or for cause. Executives who receive payments pursuant to change-in-control and other employment arrangements will not receive duplicative severance payments under the severance compensation plan.

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

ITEM 2.  PROPERTIES

     On December 31, 2002, the Company and its subsidiaries owned or leased the material properties listed on the following table:


                                  APPROXIMATE
                                 SQUARE FOOTAGE          LEASE EXPIRATIONS
   LOCATION AND ADDRESS       OWNED        LEASED      (EXCLUDING RENEWALS)             FUNCTION
   --------------------       -----        ------      --------------------             --------
7005 Cochran Road               --        458,000              07/15           Distribution Center & Corporate
   Glenwillow, Ohio                                                            Headquarters

1340 East 289th Street       106,000         --                11/11           Warehouse
   Wickliffe, Ohio  (1)

8120 Tyler Blvd.             300,000         --                 N/A            Assembly, Shipping, Warehouse
   Mentor, Ohio                                                                and Refurb Operations

3951 East Earlstone             --        140,400              06/06           Distribution Center
   Ontario, CA


     (1) This leased property is reflected as owned because it contains a bargain purchase option of $1. For further description, see Note 4 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserted that the Company's Dirt Devil Easy Steamer infringed three utility patents and two design patents held by Hoover, and also that the Easy Steamer design infringed the trade dress of Hoover's carpet extractor products. The Court had dismissed charges of infringement against Royal regarding one of the three utility patents, and found that the Dirt Devil Easy Steamer infringed one claim of a second utility patent. The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:01cv 2775), against The Hoover Company (Hoover) on December 10, 2001, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserted that Hoover infringed certain patents relating to bagless technology held by the Company. On October 17, 2002, the Company and Hoover reached a settlement of all patent-related litigation described above. Hoover has granted rights to the Company with regard to its existing carpet extractor patents. The Company has granted rights to Hoover with regard to its existing bagless upright vacuum cleaner patents. The settlement includes net cash payments to the Company and resulted in a gain of $3,371,000 which was included in the caption "Litigation Settlement" on the Consolidated Statement of Operations.

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

     Bissell Homecare, Inc. (Bissell) filed a lawsuit in federal court, in Michigan (case #02cv71079), against the Company on March 20, 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Dirt Devil Easy Steamer and Platinum Force Extractor products infringe certain design and utility patents held by Bissell. Bissell seeks damages, injunction on future production, and legal fees. On June 19, 2002, the Court transferred the case (now #1:02cv 1358) to the Northern District of Ohio. The Company is vigorously defending the suit and believes it is without merit. If Bissell were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:02cv 1127), against White Consolidated, Ltd. (Eureka) on June 14, 2002, under the patent, trademark and unfair competition laws of the United States. The Complaint asserts that Eureka infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

     The Company filed a lawsuit in federal court, in the Northern District of Ohio against Euro-Pro Corporation and Sanyo North America Corporation (together referred to as "Defendants") on November 15, 2002, under the patent, trademark and unfair competition laws of the United States. The complaint asserts that Defendants infringe certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production and legal fees.

     Phone Zap, LLC ("Phone Zap") filed a lawsuit in United States District Court, District of Columbia, against the Company and its subsidiary, Privacy Technologies, Inc. on January 6, 2003, under the patent, trademark and unfair competition laws of the United States. The complaint asserts trademark infringement by the Company through the use of the Company's TeleZapper(R) trademark. The Company is vigorously defending the suit and believes it is without merit. If Phone Zap were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares are quoted on the New York Stock Exchange
(NYSE) under the symbol "RAM". The following table sets forth, for the periods indicated, the high and low closing price for the Company's Common Shares as reported by the New York Stock Exchange.

                                     Year Ended December 31,
                                     -----------------------
                               2002                          2001
                               ----                          ----
                      High             Low           High              Low
                      ----             ---           ----              ---
Quarters:
       First          $5.70           $4.65          $4.75            $3.85
       Second         $7.13           $5.40          $6.10            $3.15
       Third          $6.40           $3.90          $6.61            $3.57
       Fourth         $7.27           $3.55          $5.55            $4.00


     The Company has not declared or paid any cash dividends and currently intends not to pay any cash dividends in 2003. The Board of Directors intends to retain earnings, if any, to support the operations and growth of the business. The Company's current credit agreement permits the payment of cash dividends and additional stock repurchases based on a defined formula up to $18,369 as of December 31, 2002.

     On March 21, 2003, there were approximately 800 shareholders of record of the Company's Common Shares, as reported by National City Corporation, the Company's Registrar and Transfer Agent, which maintains its corporate offices at National City Center, Cleveland, Ohio 44101-0756.

     On December 16, 2002, the Company entered into a definitive agreement ("agreement") for its acquisition by Techtronic Industries ("TTI"). The agreement provides for Royal shareholders to receive $7.37 per share in cash, for a total price of $105 million. Under the terms of the agreement, Royal will be merged with a subsidiary of TTI which, following the completion of the merger, will operate as a wholly owned, indirect subsidiary of TTI. The transaction is expected to close on April 23, 2003. It is subject to, among other things, the approval by the shareholders of both TTI and Royal. The parties have received early termination of the Hart-Scot-Rodino waiting period.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected Consolidated Statements of Operations and Consolidated Balance Sheet data for each of the five years during the period ended December 31, 2002, are derived from the audited Consolidated Financial Statements of the Company. Prior period amounts have been reclassified to conform to the 2002 presentation. The data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.


                                                                   Year Ended December 31,
                                               ---------------------------------------------------------

                                                  2002       2001        2000       1999        1998
                                                  ----       ----        ----       ----        ----

Consolidated Statements of Operations:              (Dollars in thousands, except per share amounts)

Net sales                                        $389,726    $421,311   $401,515    $401,295   $278,014
Cost of sales                                     301,692     325,746    315,849     304,452    208,861
                                                 --------    --------   --------    --------   --------
   Gross margin                                    88,034      95,565     85,666      96,843     69,153
Selling, general and administrative expenses       74,684      77,587     72,986      71,160     63,640
Charge for tooling obsolescence                         -           -          -       2,621          -
                                                 --------    --------   --------    --------   --------
   Income from operations                          13,350      17,978     12,680      23,062      5,513
Interest expense                                    1,545       2,688      3,805       1,730      1,745
Litigation settlement                              (3,371)          -          -           -          -
Receivable securitization expense                     547         993      1,559       1,281        916
Other (Income) expense, net                          (280)        (85)      (148)       (241)    (1,280)
                                                 --------    --------   --------    --------   --------
   Income before taxes                             14,909      14,382      7,464      20,292      4,132
Income tax expense                                  5,344       5,058      1,525       7,610      1,606
                                                 --------    --------   --------    --------   --------
   Net income                                    $  9,565    $  9,324   $  5,939    $ 12,682   $  2,526
                                                 ========    ========   ========    ========   ========

Basic Earnings per Share
Weighted average number of common
   shares outstanding (in thousands)               12,983      13,731     15,083      18,155     21,368
Earnings per share                               $    .74    $    .68   $    .39    $    .70   $    .12

Diluted Earnings per Share
Weighted average number of common shares and
   potential common shares outstanding
   (in thousands)                                  13,877      14,297     15,574      18,371     21,562
Earnings per share                               $    .69    $    .65   $    .38    $    .69   $    .12

Consolidated Balance Sheet Data (at end
  of period)
   Working capital                               $ 43,238    $ 32,566   $ 39,885    $ 38,950   $ 30,240
   Total assets                                   141,169     140,444    138,552     151,892    117,480
   Long-term debt                                  29,828      33,978     48,537      34,704     18,426
   Shareholders' equity                            45,886      38,622     31,053      44,669     46,723


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

     Revenue Recognition - The Company's revenue recognition policy is to record sales upon shipment from the Company's distribution centers. Although a majority of customers are shipped "FOB shipping point", the Company has a select number of customers who use EDI for invoicing and are shipped "FOB destination". Customers that have "FOB destination" terms are primarily the Company's large retail customers. The Company's three distribution centers are strategically located within a relatively close proximity to these large retail customers' distribution centers. As a result, and in response to definitive just-in-time delivery parameters mandated by the retailers' product placement programs, shipments from the Company in transit and not received by the customer at year-end are de minimis.

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

The Company includes royalty income from various license agreements in net sales. For the years ended December 31, 2002, 2001 and 2000, royalty income totaled $3,687,000, $340,000 and $497,000, respectively.

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

     Useful Lives of Tooling - The Company capitalizes the cost of tooling used in the production of its products by third party suppliers and global contract manufacturers. The tooling is depreciated on a straight-line basis over 2-3 years, based on the nature of the product and the estimated product life cycle. The useful lives are reviewed on a quarterly basis by management and useful lives may be shortened if needed. In determining whether or not shortening of useful lives is required, management reviews sell-through data at retail, forecast demands and the timeframe of new product introductions.

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


                                                                                    Year to Year
                                                Year Ended December 31,        Increases (Decreases)
                                                -----------------------        ---------------------
                                              2002      2001       2000     2002 vs. 2001   2001 vs. 2000
                                              ----      ----       ----     -------------   -------------
Net sales                                     100.0%    100.0%     100.0%            (7.5)%          4.9%
Cost of sales                                  77.4      77.3       78.7             (7.4)           3.1
                                              -----     -----      -----            -----           ----
   Gross margin                                22.6      22.7       21.3             (7.9)          11.5
Selling, general and administrative expenses   19.2      18.4       18.2             (3.7)           6.3
                                              -----     -----      -----            -----           ----
   Income from operations                       3.4       4.3        3.1            (25.7)          41.8
Interest expense                                0.4       0.6        0.9            (42.5)         (29.4)
Litigation settlement                          (0.9)                                    -              -
Receivable securitization                       0.1       0.3        0.4            (44.9)         (36.3)
Other (income) expense, net                      -         -          -             229.4          (42.6)
                                              -----     -----      -----            -----           ----
   Income before income taxes                   3.8%      3.4%       1.8%             3.7%          92.7%
                                              =====     =====      =====            =====           ====


2002 VS. 2001

     Net sales for 2002 were $389,726, a decrease of 7.5% from 2001. The decrease in sales for 2002 was primarily attributable to lower selling prices on the Company's floor care products, including but not limited to its upright and hand held vacuums and its upright and hand-held extractors, partially offset by increased sales of the TeleZapper, royalty income related to license agreements for the TeleZapper and bagless technology of approximately $3,100, and an increase in unit sales of lower priced uprights. Overall, sales to the top 5 customers for 2002 (all of which are major retailers) accounted for approximately 67.6% of net sales as compared to approximately 68.1% in 2001. The Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some, including Kmart, have filed for protection from creditors under applicable bankruptcy laws. As of December 31, 2002, the net exposure related to Kmart's pre-bankruptcy balance as well as other customer balances for which management believes collection is doubtful was included in the calculation of allowance for doubtful accounts. The Company sells its products to certain customers that are in bankruptcy proceedings.

     Gross margin, as a percent of sales, decreased from 22.7% in 2001 to 22.6% in 2002. The gross margin percentage was negatively affected in 2002 by the continued competitive pressure resulting in lower selling prices and margins on the Company's floor care products. The decrease in gross margins was offset by the increase in margins related to the TeleZapper, lower product costs, an adjustment to net sales of $1,400 for certain sales programs, as well as lower returns on the Company's floor care products.

     Selling, general and administrative expenses for 2002 were $74,684, a decrease of $2,903 or 3.7%. As a percentage of sales, selling, general and administrative expenses increased from 18.4% to 19.2%. The dollar decrease is primarily attributable to a decrease in advertising and promotion costs of approximately $3,250, reduction of the allowance for doubtful accounts of $1,250 and a reduction in engineering and product development expenditures of $1,075, partially offset by increases in professional fees of approximately $1,425 due to litigation, an increase of approximately $500 in depreciation expense on the Company's information technology systems and an increase of approximately $550 in compensation expense associated with phantom stock plans.

     Interest expense for 2002 was $1,545, a decrease of 42.5% from 2001. The decrease in interest expense resulted from a lower effective borrowing rate combined with lower levels of variable rate borrowings.

     During 2002, the Company settled litigation with a competitor resulting in a one-time gain of $3,371. See Note 5 to the Consolidated Financial Statements for further details.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

2002 VS. 2001 (CONTINUED)

     Receivable securitization expense was $547, a decrease of 44.9% from 2001. This expense reflects the cost of the Company's trade accounts receivable securitization program. The decrease is a result of lower discount rates, which is based on commercial paper rates plus program fees. See Note 3 to the Consolidated Financial Statements for further details.

     Other (income) expense, net principally reflects the income statement impact of changes in foreign currency rates on the Company's Canadian dollar transactions and early pay discounts on accounts payable transactions.

     Due to the factors discussed above, the Company had income before income taxes for 2002 of $14,909 as compared to $14,382 in 2001. The components of the Company's effective income tax rate of 35.8% and 35.2% for 2002 and 2001, respectively, are described in Note 6 of the Company's Consolidated Financial Statements.

2001 VS. 2000

     Net sales for 2001 were $421,311, an increase of 4.9% from 2000. The increase in sales for 2001 was attributable to the shipments of the TeleZapper, which was introduced during the third quarter of 2001. These sales increases were partially offset by lower sales of certain product lines within the Consumer Products - Floorcare segment including Dirt Devil canisters and stick vacuums. Overall sales to the top 5 customers for 2001 (all of which are major retailers) accounted for approximately 68.1% of net sales as compared with approximately 66.1% in 2000.

     Gross margin, as a percent of net sales, increased from 21.3% for 2000 to 22.7% in 2001. The gross margin percentage was positively affected in 2001 primarily by shipments of the TeleZapper. The increase was partially offset by competitive pressure resulting in lower selling prices and margins on various floorcare products.

     Selling, general and administrative expenses for 2001 were $77,587, an increase of 6.3% from 2000. Selling, general and administrative expenses increased as a percentage of net sales from 18.2% in 2000 to 18.4% in 2001. The dollar increase is primarily attributable to employee compensation and related benefits of approximately $2,600, higher professional fees associated with litigation of approximately $300 (see Note 5 of the Company's Consolidated Financial Statements), bad debt expense of approximately $1,900 primarily associated with the bankruptcy filing by Kmart, and expenses associated with upgrades to the Company's information technology systems such as training, equipment lease expense, software maintenance and depreciation expense of approximately $1,600. These increases were partially offset by a reduction of advertising expenses of approximately $3,100.

     Interest expense for 2001 was $2,688, a decrease of 29.4% from 2000. The decrease in interest expense resulted from a lower effective borrowing rate combined with lower levels of variable rate borrowings to finance working capital, share repurchases, and capital expenditures.

     Receivable securitization expense was $993, a decrease of 36.3% from 2000. The decrease during 2001 was a result of lower discount rates.

     Due to the factors discussed above, the Company had income before income taxes for 2001 of $14,382 as compared to income before income taxes for 2000 of $7,464. The components of the Company's effective income tax expense rate of 35.2% and 20.4% for 2001 and 2000, respectively, are described in Note 6 of the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company has used cash generated from operations to fund its working capital needs, repay bank debt, fund capital expenditures and share repurchases. Working capital was $43,238 at December 31, 2002, an increase of 32.8% over the December 31, 2001 level. Current assets, exclusive of cash increased by $2,634 reflecting in part a $4,729 increase of accounts receivable, partially offset by a $2,499 decrease of inventories. The increase in accounts receivable was primarily due to the timing of sales to its largest customers. Current liabilities decreased by $1,182 reflecting a $2,760 decrease in trade accounts payable, which was consistent with the planned decrease in inventories, a $1,340 decrease of accrued salaries, benefits, and payroll taxes, a $802 decrease in accrued other, partially offset by a $3,152 increase of accrued income taxes attributable to the timing of tax payments on fourth quarter earnings, and a $1,204 increase in accrued advertising and promotion.

     In 2002, the Company utilized $6,400 of cash for capital expenditures, including approximately $4,700 for tooling related to various products in the Consumer Products - Floorcare segment, and approximately $800 for computer equipment and software.

     At December 31, 2002, the Company had a collateralized revolving credit facility with availability of up to $70,000, including letters of credit, and a maturity date of April 1, 2005. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 2002. The revolving credit facility is collateralized by the assets of the Company. As long as the Company remains in compliance with all covenants, the revolving credit facility permits share repurchases and dividends based on a defined formula up to $18,369 as of December 31, 2002. The Company's effective interest rate was 4.99%, 7.34% and 9.28% for 2002, 2001 and 2000 respectively. Letters of credit and standby letters of credit outstanding at December 31, 2002 total $812.

     The Company utilizes a $35,000 revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Pursuant to the terms of the securitization program, the Company transfers certain trade accounts receivable, on a revolving basis, to a wholly owned, bankruptcy-remote subsidiary of the Company, Royal Appliance Receivables, Inc. ("RAR"), which is consolidated for financial reporting purposes. In turn, RAR sells an undivided interest on a revolving basis, of up to $35,000 in its accounts receivable to a special purpose bank sponsored commercial paper conduit. The Company retains an interest in the pool of trade receivables transferred to RAR which are not sold to the commercial paper conduit. These receivables represent ineligible receivables, which include but are not limited to receivables that are past due, concentrations over limits with specific customers and certain reserve amounts. The Company believes that the risk of loss associated with the unsold trade accounts receivable is minimal because of the high credit quality of the receivables that are included in the pool. During 2002 and 2001, the Company sold approximately $142,000 and $153,000, respectively, in total new securitization transactions. The loss recorded on these sales was $547, $993 and $1,559 in 2002, 2001 and 2000, respectively, and has been classified as receivable securitization expense in the accompanying Consolidated Statements of Operations. The Company accounts for the portion of the receivables not sold as trade receivables on the Consolidated Balance Sheets. The Company continues to service the accounts receivable without being compensated by the bank sponsored commercial paper conduit. The Company has recorded a servicing liability, based on its estimate of adequate compensation for the services that are being performed, of $56 and $62 as of December 31, 2002 and 2001, respectively. The servicing liability is included within accrued liabilities - other on the Consolidated Balance Sheets.

     As of December 31, 2002, RAR sold $22,600 of undivided interests in accounts receivable. The proceeds from those sales were reflected as a reduction of accounts receivable on the Consolidated Balance Sheets and as operating cash flows in the Consolidated Statements of Cash Flows. The sale proceeds were used to pay down the Company's revolving credit facility. Additionally, the securitization program contains covenants that the Company was in compliance with as of December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     In February 2000, the Company's Board of Directors authorized a common share repurchase program that enabled the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,250 of its outstanding common shares. The Company completed the program repurchasing 3,289 shares for an aggregate purchase price of $20,065 in February 2001. In April 2001, the Company's Board of Directors authorized another common share repurchase program that enabled the Company to purchase, in the open market and through negotiated transactions, up to an additional 3,400 of its outstanding common shares. The Company repurchased approximately 1,322 shares for an aggregate purchase price of $6,900 under the program that expired in December 2002.

     On December 16, 2002, the Company entered into a definitive agreement ("agreement") for its acquisition by Techtronic Industries ("TTI"). The agreement provides for Royal shareholders to receive $7.37 per share in cash, for a total price of $105 million. Under the terms of the agreement, Royal will be merged with a subsidiary of TTI which, following the completion of the merger, will operate as a wholly owned, indirect subsidiary of TTI. The transaction is expected to close on April 23, 2003. It is subject to, among other things, the approval by the shareholders of both TTI and Royal. The parties have received early termination of the Hart-Scot-Rodino waiting period.

     The following tables present total contractual obligations and other commercial commitments of the Company as of December 31, 2002:


                                                                         Payments Due by Year
                                             ------------------------------------------------------------------------
Contractual Obligations                          Total              2003            2004 - 2007        Thereafter
-----------------------------------------    ---------------   ----------------   ----------------   ----------------
Long-Term Debt - Revolver                          $ 28,000            $     -           $ 28,000           $      -

Capital Lease Obligations                             2,826                315              1,262              1,249

Operating Leases                                     26,473              3,422              9,428             13,623
                                                   --------            -------           --------           --------

Total Contractual Cash Obligations                 $ 57,299            $ 3,737           $ 38,690           $ 14,872
                                                   ========            =======           ========           ========



                                                                     Amount of Commitment Expiration Per Year
                                                               ------------------------------------------------------
Other Commercial Commitments                 Total Amounts
                                               Committed               2003            2004 - 2007        Thereafter
-----------------------------------------    ---------------   ----------------   ----------------   ----------------
Standby Letters of Credit                          $    812            $   500           $      -           $    312

Other Commercial Commitments                          4,025              4,025                  -                  -
                                                   --------            -------           --------           --------

Total Commercial Commitments                       $  4,837            $ 4,525           $      -           $    312
                                                   ========            =======           ========           ========


     The Company believes that cash generated by operations along with its revolving credit facilities will be sufficient to provide for the Company's anticipated working capital and capital expenditure requirements for the next twelve months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments that the Company considers necessary for a fair presentation of such information for the interim periods.


                                                             Three Months Ended
                         ---------------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30,  June 30,  March 31,   Dec. 31,   Sept. 30,  June 30,   March 31,
                            2002       2002      2002       2002       2001       2001       2001       2001
                            ----       ----      ----       ----       ----       ----       ----       ----
Net sales                 $ 117,467   $ 91,705  $ 89,390   $ 91,164  $ 127,236   $ 111,503  $ 79,512   $ 103,060
Gross margin                 32,256     21,086    16,344     18,348     32,663      26,461    15,269      21,172
Net income (loss)             7,675      3,134    (1,329)        85      3,773       4,085      (708)      2,174
Net income (loss)
  per share-diluted (a)   $    0.56   $   0.23  $  (0.10)  $   0.01  $    0.27   $    0.29  $  (0.05)  $    0.15


     (a) The sum of 2002 and 2001 quarterly net income (loss) per common share does not equal annual net income per common share due to the change in the weighted average number of common shares outstanding due to share repurchases.


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

COMPETITION

     The Company's Consumer Products - Floorcare business segment's most significant competitors are Hoover, Eureka and Bissell in the upright vacuum and carpet shampooer markets and, Black & Decker and Euro Pro in the hand-held market. Many of these competitors and several others are subsidiaries or divisions of companies that are more diversified and have greater financial resources than the Company. The Company believes that the domestic vacuum cleaner industry is a mature industry with modest annual growth in many of its products but with a decline in certain other products. Competition is dependent upon price, quality, extension of product lines, and advertising and promotion expenditures. Additionally, competition is influenced by innovation in the design of replacement models and by marketing and approaches to distribution. The Company experiences extensive competition, including price pressure and increased advertising by its competitors, in all product lines within the Consumer Products - Floorcare segment. These trends are expected to continue into 2003.

INFLATION

     The Company does not believe that inflation by itself has had a material effect on the Company's results of operations. However, as the Company experiences price increases from its suppliers, which may include increases due to inflation, retail pressures may prevent the Company from increasing its prices.

ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangibles continue to be amortized over their useful lives and will be assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of SFAS No. 142 did not impact the, results of operations, financial position or liquidity of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

ACCOUNTING STANDARDS (CONTINUED)

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it was incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset, which is then depreciated over its useful life. SFAS No. 143 became effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its results of operations, financial position or liquidity.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superseded FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations". The Company adopted the provisions of this statement effective January 1, 2002, at which time it had no affect on its results of operations, financial position or liquidity.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002. This Statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for exit costs was recognized at the date of the entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company does not expect the adoption of this Statement to have a material impact on its results of operations, financial position or liquidity.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also requires a guarantor to make new disclosures regarding guarantees. The disclosure requirements are effective for financial statements ending after December 15, 2002. The Company does not expect the disclosure to have a significant impact on its financials.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123, Accounting For Stock-Based Compensation", effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends FAS No. 123 and requires disclosure about the effects on reported net income with respect to the stock-based employee compensation. Lastly, this Statement amends APB Opinion No. 28, and requires disclosure about the effects of stock-based employee compensation in interim financial information. See Note 8 in the Notes to Consolidated Financial Statements for further details

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FORWARD LOOKING STATEMENTS

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to: approval of the merger agreement by the shareholders of both Techtronic Industries and the Company, the financial strength of the retail industry particularly in the major mass retail channel; the impact of Kmart's recent bankruptcy filing on Royal's future sales and earnings; the competitive pricing and aggressive product development environment within the floor care industry; the impact of private-label programs by mass retailers; the cost and effectiveness of planned advertising, marketing and promotional campaigns; the success at retail and the continued acceptance by consumers of the Company's new products, the dependence upon the Company's ability to continue to successfully develop and introduce innovative products; the uncertainty of the Company's global supply chain and suppliers to continuously supply sourced finished goods and component parts; and general business and economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company sells a small portion of its products in various global markets, primarily Canada. As a result, the Company's cash flow and earnings are exposed to fluctuations in foreign currency exchange rates relating to receipts from customers and payments to service providers in foreign currencies. As a general policy, the Company has from time to time hedged certain foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of December 31, 2002, there were no such contracts outstanding. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

     If interest rates were to change by .25% on the Company's variable rate debt, the impact on interest expense would be approximately $70.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of Royal Appliance Mfg. Co.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Royal Appliance Mfg. Co. and its Subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP



Cleveland, Ohio
February 12, 2003

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                               December 31,       December 31,
                                                                                   2002               2001
                                                                               ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  10,277         $   3,421
   Trade accounts receivable, less allowance for doubtful accounts
      of $1,500 and $3,000 at December 31, 2002 and 2001, respectively             37,448            35,446
   Other receivables                                                                3,407               680
   Inventories                                                                     48,308            50,807
   Deferred income taxes                                                            4,096             4,549
   Prepaid expenses and other                                                       2,353             1,496
                                                                                ---------         ---------
           Total current assets                                                   105,889            96,399
                                                                                ---------         ---------

Property, plant and equipment, at cost:
   Land                                                                             1,541             1,541
   Buildings                                                                        7,777             7,777
   Molds, tooling, and equipment                                                   45,594            52,558
   Furniture, office and computer equipment, and software                          15,856            12,154
   Assets under capital leases                                                      3,171             3,171
   Leasehold improvements and other                                                 6,537             6,929
                                                                                ---------         ---------
                                                                                   80,476            84,130
           Less accumulated depreciation and amortization                         (49,489)          (46,556)
                                                                                ---------         ---------
                                                                                   30,987            37,574
                                                                                ---------         ---------

Computer software and tooling deposits                                              1,668             4,405
Other                                                                               2,625             2,066
                                                                                ---------         ---------

           Total assets                                                         $ 141,169         $ 140,444
                                                                                =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                       $  24,673         $  27,433
   Accrued liabilities:
      Advertising and promotion                                                    12,400            11,196
      Salaries, benefits, and payroll taxes                                         5,918             7,258
      Warranty and customer returns                                                 9,300             9,950
      Income taxes                                                                  4,522             1,370
      Other                                                                         5,677             6,479
   Current portions of capital lease obligations                                      161               147
                                                                                ---------         ---------
           Total current liabilities                                               62,651            63,833
                                                                                ---------         ---------

   Revolving credit agreement                                                      28,000            32,000
   Capitalized lease obligations, less current portion                              1,828             1,978
                                                                                ---------         ---------
           Total long-term debt                                                    29,828            33,978
                                                                                ---------         ---------

   Deferred income taxes                                                            2,804             4,011
                                                                                ---------         ---------

           Total liabilities                                                       95,283           101,822
                                                                                ---------         ---------

   Commitments and contingencies (Note 4 and 5)                                         -                 -

Shareholders' equity:
   Serial preferred shares; authorized - 1,000,000 shares;
      none issued and outstanding                                                       -                 -
   Common shares, at stated value; authorized - 101,000,000 shares;
      issued 25,963,852 and 25,829,452 at December 31, 2002
      and 2001, respectively                                                          216               214
   Additional paid-in capital                                                      46,400            44,710
   Note receivable for shares sold                                                   (543)             (543)
   Retained earnings                                                               80,054            70,489
                                                                                ---------         ---------
                                                                                  126,127           114,870
   Less treasury shares, at cost (13,102,800 and 12,365,700 shares
     at December 31, 2002 and 2001, respectively)                                 (80,241)          (76,248)
                                                                                ---------         ---------
           Total shareholders' equity                                              45,886            38,622
                                                                                ---------         ---------

           Total liabilities and shareholders' equity                           $ 141,169         $ 140,444
                                                                                =========         =========


   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  2002               2001               2000
                                               -----------      -------------      -------------
Net sales                                       $ 389,726          $ 421,311          $ 401,515

Cost of sales                                     301,692            325,746            315,849
                                                ---------          ---------          ---------

   Gross margin                                    88,034             95,565             85,666

Selling, general and administrative expenses       74,684             77,587             72,986
                                                ---------          ---------          ---------

   Income from operations                          13,350             17,978             12,680

Interest expense                                    1,545              2,688              3,805
Litigation settlement                              (3,371)                 -                  -
Receivable securitization expense                     547                993              1,559
Other (income) expense, net                          (280)               (85)              (148)
                                                ---------          ---------          ---------

Income before income taxes                         14,909             14,382              7,464

Income tax expense                                  5,344              5,058              1,525
                                                ---------          ---------          ---------

   Net income                                   $   9,565          $   9,324          $   5,939
                                                =========          =========          =========

BASIC

Weighted average number of common
  shares outstanding (in thousands)                12,983             13,731             15,083

Earnings per share                              $     .74          $     .68          $     .39

DILUTED

Weighted average number of common shares and
  potential common shares outstanding
  (in thousands)                                   13,877             14,297             15,574

Earnings per share                              $     .69          $     .65          $     .38


   The accompanying notes are an integral part of these financial statements

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                   Common Shares              Additional
                                            -----------------------------       Paid-in         Note
                                               Number          Amount          Capital       Receivable
                                            -------------   -------------   -------------   -----------

Balance at December 31, 1999                  25,464,352           $ 212        $ 42,528         $  -
   Compensatory effect of stock rights                                               361
   Shares issued from stock option plan           44,800                             149
   Purchase of treasury shares
   Net income
                                              ----------           -----       ---------        -----

Balance at December 31, 2000                  25,509,152             212          43,038            -

   Compensatory effect of stock rights                                               586
   Shares issued from stock option plan          320,300               2           1,086
   Note Receivable for shares sold                                                               (543)
   Purchase of treasury shares
   Net income
                                              ----------           -----       ---------        -----

Balance at December 31, 2001                  25,829,452             214          44,710         (543)

   Compensatory effect of stock rights                                             1,148
   Shares issued from stock option plan          134,400               2             542
   Purchase of treasury shares
   Net income
                                              ----------           -----       ---------        -----

Balance at December 31, 2002                  25,963,852           $ 216       $  46,400        $(543)
                                              ==========           =====       =========        =====



                                                                Treasury Shares                Total
                                            Retained    ------------------------------     Shareholders'
                                            Earnings        Number          Amount            Equity
                                          -----------   -------------   --------------   --------------

Balance at December 31, 1999               $  55,226       8,491,000        $ (53,297)       $  44,669
   Compensatory effect of stock rights                                                             361
   Shares issued from stock option plan                                                            149
   Purchase of treasury shares                             3,289,500          (20,065)         (20,065)
   Net income                                  5,939                                             5,939
                                           ---------      ----------        ---------        ---------

Balance at December 31, 2000                  61,165      11,780,500          (73,362)          31,053

   Compensatory effect of stock rights                                                             586
   Shares issued from stock option plan                                                          1,088
   Note Receivable for shares sold                                                                (543)
   Purchase of treasury shares                               585,200           (2,886)          (2,886)
   Net income                                  9,324                                             9,324
                                           ---------      ----------        ---------        ---------

Balance at December 31, 2001                  70,489      12,365,700          (76,248)          38,622

   Compensatory effect of stock rights                                                           1,148
   Shares issued from stock option plan                                                            544
   Purchase of treasury shares                               737,100           (3,993)          (3,993)
   Net income                                  9,565                                             9,565
                                           ---------      ----------        ---------        ---------

Balance at December 31, 2002               $  80,054      13,102,800        $ (80,241)       $  45,886
                                           =========      ==========        ==========       =========


   The accompanying notes are an integral part of these financial statements.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        2002             2001              2000
                                                                   -------------     ------------     -------------

Cash flows from operating activities:
   Net income                                                          $  9,565         $  9,324         $  5,939
                                                                      ---------         --------          -------
   Adjustments to reconcile net income to
        net cash from operating activities:
         Depreciation and amortization                                   16,794           15,279           15,836
         Compensatory effect of stock rights                              1,148              586              361
         Gain sale of property, plant and equipment, net                      -                -              (32)
         Deferred income taxes                                             (754)            (382)             618
      (Increase) decrease in assets:
         Accounts receivable, net                                        (4,729)           5,971            6,429
         Inventories, net                                                 2,499           (5,337)           4,991
         Prepaid expenses and other                                        (857)              77              108
         Other                                                           (1,629)          (1,509)          (1,147)
      Increase (decrease) in liabilities:
         Trade accounts payable                                          (2,760)           5,224           (1,700)
         Accrued advertising and promotion                                1,204           (1,907)          (2,829)
         Accrued salaries, benefits, and payroll taxes                   (1,340)           3,903           (4,650)
         Accrued income taxes                                              3,152           1,681           (3,677)
         Accrued warranty and customer returns                             (650)             150             (250)
         Accrued other                                                     (802)             388            2,257
                                                                      ---------         --------          -------
              Total adjustments                                          11,276           24,124           16,315
                                                                      ---------         --------          -------
            Net cash from operating activities                           20,841           33,448           22,254
                                                                      ---------         --------          -------

Cash flows from investing activities:
   Purchases of tooling, property, plant, and equipment, net             (9,137)         (10,244)         (17,776)
   Proceeds from sale of property, plant and equipment                        -                -               32
   Decrease (increase) in computer software and tooling deposits          2,737           (3,598)           4,370
                                                                      ---------         --------          -------
           Net cash from investing activities                            (6,400)         (13,842)         (13,374)
                                                                      ---------         --------          -------

Cash flows from financing activities:
   (Payments) proceeds on bank debt, net                                 (4,000)         (14,400)          15,829
   Payments on notes payable                                                  -                -           (5,186)
   Proceeds from exercise of stock options                                  544              545              149
   Payments on capital lease obligations                                   (136)            (148)            (330)
   Purchase of treasury shares                                           (3,993)          (2,886)         (20,065)
                                                                      ---------         --------          -------

           Net cash from financing activities                            (7,585)         (16,889)          (9,603)
                                                                      ---------         --------          -------

Net increase (decrease) in cash and cash equivalents                      6,856            2,717             (723)
                                                                      ---------         --------          -------

Cash and cash equivalents at beginning of year                            3,421             704             1,427
                                                                      ---------         --------          -------

Cash and cash equivalents at end of year                              $  10,277         $  3,421          $   704
                                                                      =========         ========          =======

Supplemental disclosure of cash flow information:
Cash payments for:
   Interest                                                           $   1,592         $  2,611          $ 3,818
                                                                      =========         ========          =======
   Income taxes, net of refunds                                       $   2,946         $  3,759          $ 4,574
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

     On December 16, 2002, the Company entered into a definitive agreement ("agreement") for its acquisition by Techtronic Industries ("TTI"). The agreement provides for Royal shareholders to receive $7.37 per share in cash, for a total price of $105 million. The agreement also provides for change-in-control payments to be made to fourteen officers of the Company aggregating $2.4 million. Under the terms of the agreement, Royal will be merged with a subsidiary of TTI which, following the completion of the merger, will operate as a wholly owned, indirect subsidiary of TTI. The transaction is expected to close on April 23, 2003. It is subject to, among other things, the approval by the shareholders of both TTI and Royal. The parties have received early termination of the Hart-Scot-Rodino waiting period.

     During 2001, the Company's subsidiary, Privacy Technologies, Inc. ("Privacy Technologies(TM)") introduced the TeleZapper(TM) - a telephone attachment that helps block unwanted telemarketing calls and removes consumers' phone numbers from the telemarketers' computerized dialing lists.

     In July 2002, the Company acquired the North American rights to the home, health and beauty line of products from Medisana AG, along with certain other assets for approximately $800. Medisana home, health and beauty products were offered in North America for the past three years through their North American wholly-owned subsidiary Medisana USA.

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

     Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and, when not antidilutive, potential common shares outstanding for diluted earnings per share.

     The Company's revenue recognition policy is to record sales upon shipment from the Company's distribution centers. Although a majority of customers are shipped "FOB shipping point", the Company has a select number of customers who use EDI for invoicing and are shipped "FOB destination".

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ACCOUNTING POLICIES (CONTINUED):

     Customers that have "FOB destination" terms are primarily the Company's large retail customers. The Company's three distribution centers are strategically located within a relatively close proximity to these large retail customers' distribution centers. As a result, and in response to definitive just-in-time delivery parameters mandated by the retailers' product placement programs, shipments from the Company in transit and not received by the customer at year-end are de minimis.

     All sales are final upon shipment of product to the customer. The Company records estimated reductions to net sales for customer programs and incentive offerings including pricing arrangements, promotions and other volume based incentives.

     The Company includes royalty income from various license agreements in net sales. For the three years ended December 31, 2002, royalty income totaled $3,687, $340 and $497, respectively.

     Shipping and handling costs are included in cost of sales.

     International operations, primarily Canadian, are conducted in their local currency. Assets and liabilities denominated in foreign currencies are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. The net effect of currency (gains) and losses realized on these business transactions was $(145), $192 and $347 for the years ended December 31, 2002, 2001 and 2000 respectively, and have been classified as other (income) expense, net in the accompanying Consolidated Statement of Operations.

     The Company has used forward exchange contracts from time to time to reduce fluctuations in foreign currency cash flows related to receivables denominated in foreign currencies. The terms of the currency instruments are consistent with the timing of the transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from the foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. There were no forward exchange contracts outstanding as of December 31, 2002 and 2001.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. Research and development costs totaled approximately $6,834, $7,909 and $6,785 in 2002, 2001 and 2000, respectively.

     ADVERTISING AND PROMOTION - Cost incurred for producing and communicating advertising are expensed during the period aired, including costs incurred under the Company's cooperative advertising program. Advertising and promotion costs were $34,112, $37,372 and $40,446 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ACCOUNTING POLICIES (CONTINUED):

     In fiscal 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" (both of which were clarified by EITF 01-09 "Accounting for Consideration Given by Vendor to a Customer"). These pronouncements address the recognition, measurement and statement of operations classification for certain sales incentives and are effective January 1, 2002. The Company adopted these pronouncements in the first quarter of fiscal 2002 and as a result certain items previously included in selling, general and administrative expenses were reclassified as a reduction of net sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of these two issues resulted in a reduction of net sales of $5,212, $7,114 and $6,708 for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers were previously recorded as selling, general and administrative expenses; therefore, there was no impact to net income for any period.

     INVENTORIES - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Inventories at December 31, consisted of the following:


                                                  2002                2001
                                            ----------------   ----------------
     Finished goods                           $     40,942        $     43,277
     Work in process and component parts             7,366               7,530
                                              ------------        ------------
                                              $     48,308        $     50,807
                                              ============        ============


     PROPERTY, PLANT AND EQUIPMENT - The Company capitalizes, as additions to property, plant and equipment, expenditures at cost for molds, tooling, land, buildings, equipment, furniture, computer software, and leasehold improvements. Expenditures for maintenance and repairs are charged to operating expense as incurred. The asset and related accumulated depreciation or amortization accounts are adjusted to reflect retirements and disposals and the resulting gain or loss is included in the determination of net income.

     Internal and external costs incurred to develop internal use computer software during the application development stage are capitalized and amortized on the straight line method over the estimated useful life of software. Capitalized costs include payroll costs and related benefits, costs of related hardware and consulting fees. During 2001, $185 of such internal costs was capitalized.

     Plant and equipment are depreciated over the estimated useful lives of the respective classes of assets. Leasehold improvements and assets held under capital leases are amortized over the shorter of useful lives or their respective lease terms. Accumulated amortization on assets under capital leases totaled $1,703 and $1,555 at December 31, 2002 and 2001, respectively.


     Depreciation for financial reporting purposes is computed on the straight-line method using the following depreciable lives:

     Buildings.......................................................40 years
     Building under capital lease ...................................20 years
     Molds, tooling, and equipment ..................................2 - 5 years
     Furniture, office and computer equipment, and software .........2 - 5 years
     Vehicles .......................................................3 years
     Internal use software ..........................................2 - 5 years

     Accelerated methods as permitted by the applicable tax law are used for tax reporting purpose.

     Depreciation expense was $15,724, $14,477 and $15,396 in 2002, 2001 and
2000, respectively.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ACCOUNTING POLICIES (CONTINUED):

     INTANGIBLE ASSETS - Intangible assets are included within other long-term assets in the accompanying balance sheets and consist of patents and trademarks and are amortized on a straight-line method over their legal or estimated useful life. The Company does not have any intangibles with indefinite lives. The Company evaluates the remaining useful life of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

     The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset:

                                        2002                                  2001
                           --------------------------------    ----------------------------------
                             Patents          Trademarks          Patents           Trademarks
                           -------------     --------------    ---------------    ---------------

Gross carrying amount          $ 2,813              $ 213            $ 2,334              $ 159
Accumulated amortization        (1,237)               (95)              (659)               (69)
                               -------              -----            -------              -----

Net balances                   $ 1,576              $ 118            $ 1,675              $  90
                               =======              =====            =======              =====


     Amortization expense for the above intangibles was $722, $441 and $208 in 2002, 2001, and 2000, respectively. The estimated amortization expense for intangibles for the five years ending December 31, 2003 through 2007 is as follows: 2003 - $762; 2004 - $514; 2005 - $230; 2006 - $139, and 2007 - $49.

     IMPAIRMENT REVIEW POLICY FOR LONG LIVED ASSETS - The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant and equipment or amortizable intangible assets may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, the loss as measured using discounted cash flows is recognized on the Consolidated Statement of Operations.

     PRODUCT WARRANTY COSTS AND SERVICE RETURNS - The Company's return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a reserve is maintained for future returns from current shipments. Management calculates the reserve utilizing historical return rates by product family. These rates are reviewed and adjusted periodically as actual results become available.

     A reconciliation of warranty reserve activity is as follows for the years ended December 31, 2002 and 2001:

                                            2002             2001
                                          -----------    -------------
Balance at the beginning of year            $  9,950         $  9,800
   Provision for warranties issued            15,708           20,958
   Net settlements made during the year      (16,358)         (20,808)
                                            --------         --------
Balance at the end of the year              $  9,300         $  9,950
                                            ========         ========

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments consist of a revolving credit agreement that is carried at an amount which approximates fair value.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ACCOUNTING POLICIES (CONTINUED):

     STOCK-BASED COMPENSATION - At December 31, 2002, the Company has a stock-based employee compensation plan comprised on non-qualified stock options and stock rights, which is described more fully in Note 8. The Company accounts for the stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost is reflected in net income for the stock options, as all options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model. Compensation expense is recognized over the vesting period for the stock rights.

     The Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                           Year Ended December 31,
                                                 --------------------------------------------
                                                      2002           2001          2000
                                                      ----           ----          ----

Net income (in thousands)    As reported........   $     9,565    $     9,324    $     5,939
                             Pro forma..........   $     8,939    $     9,091    $     5,623

Basic earnings per share     As reported........   $       .74    $       .68    $       .39
                             Pro forma..........   $       .69    $       .66    $       .37

Diluted earnings per share   As reported........   $       .69    $       .65    $       .38
                             Pro forma..........   $       .64    $       .64    $       .36


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

                                                          Year Ended December 31,
                                                -------------------------------------------
                                                     2002           2001          2000
                                                     ----           ----          ----
Expected volatility............................      34.0%          35.7%          36.6%
Risk-free interest rate........................      3.35%          4.85%          5.12%
Expected life of options in years..............     7 years        7 years        7 years
Expected dividend yield........................        0%             0%            0%



     During fiscal years 2002, 2001 and 2000 the weighted average grant-date fair value of options granted was $2.33, $2.17 and $2.39 per share, respectively.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ACCOUNTING POLICIES (CONTINUED):

     NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangibles continue to be amortized over their useful lives and will be assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of SFAS No. 142 did not impact the results of operations, financial position or liquidity of the Company.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it was incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset, which is then depreciated over its useful life. SFAS No. 143 became effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its results of operations, financial position or liquidity.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superseded FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations". The Company adopted the provisions of this statement effective January 1, 2002, at which time it had no affect on its results of operations, financial position or liquidity.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002. This Statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for exit costs was recognized at the date of the entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company does not expect the adoption of this Statement to have a material impact on its results of operations, financial position or liquidity.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also requires a guarantor to make new disclosures regarding guarantees. The disclosure provisions of FIN No. 45 are effective for periods ending after December 15, 2002. The recognition provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN No. 45 in these financial statements and does not expect the adoption of the recognition provisions of FIN No. 45 to have a material impact on its results of operations, financial position or liquidity.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123, Accounting For Stock-Based Compensation", effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends FAS No. 123 and requires disclosure about the effects on reported net income with respect to the stock-based employee compensation. Lastly, this Statement amends APB Opinion No. 28, and requires disclosure about the effects of stock-based employee compensation in interim financial information. See Note 8 in the Notes to Consolidated Financial Statements for further details.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. CHANGES IN DEPRECIABLE LIVES AND CHARGES FOR TOOLING OBSOLESCENCE:

     During 2002, 2001 and 2000, the Company shortened the useful lives of tooling for certain product families due to declining sales volumes, reduced product life cycles and the launch of replacement products. As a result of the reduced useful lives for certain product families, the Company recorded accelerated depreciation expense of $586, $191 and $1,788 during 2002, 2001 and 2000, respectively.

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

3. FINANCING:

     At December 31, 2002, the Company had a collateralized revolving credit facility with availability of up to $70,000, including letters of credit, and a maturity date of April 1, 2005. Under the agreement, pricing options of the bank's base lending rate and LIBOR rate are based on a defined formula. In addition, the Company pays a commitment fee based on a defined formula on the unused portion of the facility. The revolving credit facility contains covenants which require, among other things, the achievement of minimum net worth levels and the maintenance of certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 2002. The revolving credit facility is collateralized by the assets of the Company. As long as the Company remains in compliance with all covenants, the revolving credit facility permits share repurchases and dividends based on a defined formula up to $18,369 as of December 31, 2002. The Company's effective interest rate was 4.99%, 7.34% and 9.28% for 2002, 2001 and 2000, respectively. Letters of credit and standby letters of credit outstanding at December 31, 2002 total $812.

     The Company utilizes a $35,000 revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Pursuant to the terms of the securitization program, the Company transfers certain trade accounts receivable, on a revolving basis, to a wholly owned, bankruptcy-remote subsidiary of the Company, Royal Appliance Receivables, Inc. ("RAR"), which is consolidated for financial reporting purposes. In turn, RAR sells an undivided interest on a revolving basis, of up to $35,000 in its accounts receivable to a special purpose bank sponsored commercial paper conduit. The Company retains an interest in the pool of trade receivables transferred to RAR which are not sold to the commercial paper conduit. These receivables represent ineligible receivables, which include but are not limited to receivables that are past due, concentrations over limits with specific customers and certain reserve amounts. The Company believes that the risk of loss associated with the unsold trade accounts receivable is minimal because of the high credit quality of the receivables that are included in the pool. During 2002 and 2001, the Company sold approximately $142,000 and $153,000, respectively, in total new securitization transactions. The loss recorded on these sales was $547, $993 and $1,559 in 2002, 2001 and 2000, respectively, and has been classified as receivable securitization expense in the accompanying Consolidated Statements of Operations. The Company accounts for the portion of the receivables not sold as trade receivables on the Consolidated Balance Sheets. The Company continues to service the accounts receivable without being compensated by the bank sponsored commercial paper conduit. The Company has recorded a servicing liability, based on its estimate of adequate compensation for the services that are being performed, of $56 and $62 as of December 31, 2002 and 2001, respectively. The servicing liability is included within accrued liabilities - other on the Consolidated Balance Sheets.

     As of December 31, 2002, RAR sold $22,600 of undivided interests in accounts receivable. The proceeds from those sales were reflected as a reduction of accounts receivable on the Consolidated Balance Sheets and as operating cash flows in the Consolidated Statements of Cash Flows. The sale proceeds were used to pay down the Company's revolving credit facility. Additionally, the securitization program contains covenants that the Company was in compliance with as of December 31, 2002.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. LEASES:

     Royal leases various facilities, equipment, computers, software and vehicles under capital and operating lease agreements. Operating lease payments totaled $3,912, $2,905 and $1,912 for the years ended December 31, 2002, 2001, and 2000, respectively.

     Minimum commitments under all capital and operating leases at December 31, 2002 are as follows:

           Year                                           Capital     Operating
          -------                                         -------     ---------
          2003 .........................................$     315     $  3,422
          2004 .........................................      317        3,102
          2005 .........................................      314        2,425
          2006 .........................................      318        2,098
          2007 .........................................      313        1,803
          Thereafter ...................................    1,249       13,623
                                                        ---------     --------
          Total minimum lease payments .................    2,826     $ 26,473
                                                                      ========

          Less amount representing interest ............      837
                                                        ---------

          Total present value of capital obligation ....    1,989
          Less current portion .........................      161
                                                        ---------

          Long-term obligation under capital leases.....$   1,828
                                                        =========

5. COMMITMENTS AND CONTINGENCIES:

     At December 31, 2002, the Company estimates having contractual commitments for future advertising and promotional expense of approximately $1,950, including commitments for television advertising through December 31, 2003. Other contractual commitments for items in the normal course of business total approximately $2,075.

     The Company is self-insured with respect to workers' compensation benefits in Ohio and carries excess workers' compensation insurance covering aggregate claims exceeding $350 per occurrence. The excess workers' compensation insurance covers up to $1,000 per claim. The Company has additional insurance in place to cover claims greater than $1,000.

     The Hoover Company (Hoover) filed a lawsuit in federal court, in the Northern District of Ohio (case #1:00cv 0347), against the Company on February 4, 2000, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserted that the Company's Dirt Devil Easy Steamer infringed three utility patents and two design patents held by Hoover, and also that the Easy Steamer design infringed the trade dress of Hoover's carpet extractor products. The Court had dismissed charges of infringement against Royal regarding one of the three utility patents, and found that the Dirt Devil Easy Steamer infringed one claim of a second utility patent. The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:01cv 2775), against The Hoover Company (Hoover) on December 10, 2001, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserted that Hoover infringed certain patents relating to bagless technology held by the Company. On October 17, 2002, the Company and Hoover reached a settlement of all patent-related litigation described above. Hoover has granted rights to the Company with regard to its existing carpet extractor patents. The Company has granted rights to Hoover with regard to its existing bagless upright vacuum cleaner patents. The settlement includes net cash payments to the Company and resulted in a gain of $3,371 which was included in the caption "Litigation Settlement" on the Consolidated Statement of Operations.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


5. COMMITMENTS AND CONTINGENCIES: (CONTINUED)

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

     Bissell Homecare, Inc. (Bissell) filed a lawsuit in federal court, in Michigan (case #02cv71079), against the Company on March 20, 2002, under the patent, trademark, and unfair competition laws of the United States. The Complaint asserts that the Company's Dirt Devil Easy Steamer and Platinum Force Extractor products infringe certain design and utility patents held by Bissell. Bissell seeks damages, injunction on future production, and legal fees. On June 19, 2002, the Court transferred the case (now #1:02cv 1358) to the Northern District of Ohio. The Company is vigorously defending the suit and believes it is without merit. If Bissell were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     The Company filed a lawsuit in federal court, in the Northern District of Ohio (case #1:02cv 1127), against White Consolidated, Ltd. (Eureka) on June 14, 2002, under the patent, trademark and unfair competition laws of the United States. The Complaint asserts that Eureka infringes certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production, and legal fees.

     The Company filed a lawsuit in federal court, in the Northern District of Ohio against Euro-Pro Corporation and Sanyo North America Corporation (together referred to as "Defendants") on November 15, 2002, under the patent, trademark and unfair competition laws of the United States. The complaint asserts that Defendants infringed certain patents relating to bagless technology held by the Company. The Company seeks damages, injunction on future production and legal fees.

     Phone Zap, LLC ("Phone Zap") filed a lawsuit in United States District Court, District of Columbia, against the Company and its subsidiary, Privacy Technologies, Inc. on January 6, 2003, under the patent, trademark and unfair competition laws of the United States. The complaint asserts trademark infringement by the Company through the use of the Company's TeleZapper(R) trademark. The Company is vigorously defending the suit and believes it is without merit. If Phone Zap were to prevail on all its claims, it could have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

6. INCOME TAXES:

     The income tax expense consisted of the following:

                                2002            2001            2000
                              --------         -------         -------
Current:
     Federal                  $  5,076         $ 4,888         $   782
     State and local             1,022             552             125
Deferred                          (754)           (382)            618
                              --------        --------         ------
Total                         $  5,344         $ 5,058         $ 1,525
                              ========         =======         =======

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. INCOME TAXES: (CONTINUED)

     Deferred income taxes reflect the impact, for financial statement reporting purposes, of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2002 and 2001, the components of the net deferred tax asset were as follows:

                                                             2002              2001
                                                         ------------     -------------
Deferred tax assets:
     Warranty and customer returns                           $ 3,034           $ 3,881
     Bad debt reserve                                            428             1,170
     Inventory basis difference                                  437               636
     Accrued vacation, compensation and benefits               1,171               866
     State and local taxes                                       211               127
     Accrued advertising                                           -                98
     Self insurance reserves                                     133                90
     Deferred compensation plan                                  200               164

Deferred tax liabilities:
     Basis difference in fixed and intangible assets          (2,113)           (4,566)
     State and local taxes                                         -              (240)
     Other                                                    (2,209)           (1,688)
                                                             -------           -------
Net deferred tax asset                                       $ 1,292           $   538
                                                             =======           =======


     The differences between income taxes at the statutory federal income tax rate of 34% and those reported in the Consolidated Statements of Operations are as follows:

                                                                         Year Ended December 31,
                                          --------------------------------------------------------------------------------
                                                        % of Pre-tax               % of Pre-tax               % of Pre-tax
                                              2002         Income         2001        Income        2000         Income
                                          ------------- ------------ ------------- ------------ ------------  ------------
Tax expense at statutory rate                  $ 5,069         34.0%      $ 4,890         34.0%     $ 2,538          34.0%
Research & experimentation credit                 (300)        (2.0)         (400)        (2.8)      (1,130)        (15.1)
State and local income taxes,
   net of federal benefit                          675          4.5           360          2.5           81           1.1
Federal surtax on income over $10 million           49          0.3            42          0.3            -             -
Other, net                                        (149)        (1.0)          166          1.2           36           0.4
                                               -------         ----       -------         ----      -------          ----
                                               $ 5,344         35.8%      $ 5,058         35.2%     $ 1,525          20.4%
                                               =======         ====       =======         ====      =======          ====



     During 2000, the Company performed a detailed study of Research and Experimentation ("R&E") expenses over the preceding three-year period. As a result of this study, it was determined that additional expenditures qualify under the current guidance. Based on revised calculations, the Company was entitled to R & E credits of $462, $166 and $302 for the years ended 1999, 1998 and 1997, respectively. These Federal Income Tax refunds were received in 2001. For the years ended December 31, 2002, 2001 and 2000, the R & E credit amounted to $300, $400 and $200, respectively.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. MAJOR CUSTOMERS:

     Royal's three largest customers represented approximately 27.5%, 15.1%, and 15.0% of total net sales in 2002. The Company's three largest customers represented approximately 31.1%, 14.3% and 14.1% in 2001 and 32.6%, 13.5% and 13.1% of total net sales in 2000. Additionally, a significant concentration of Royal's business activity is with major domestic mass market retailers whose ability to meet their financial obligations with Royal is dependent on economic conditions germane to the retail industry. Due to the concentration in the volume of sales with a limited number of customers, the loss of one or more of these customers would have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. During recent years, several major retailers have experienced significant financial difficulties and some, including Kmart, have filed for protection from creditors under applicable bankruptcy laws. As of December 31, 2002, the net exposure related to Kmart's pre-bankruptcy balance as well as other customers' balances for which management believes collection is doubtful was included in the calculation of allowance for doubtful accounts. The Company sells its products to certain customers that are in bankruptcy proceedings.

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

8. STOCK BASED PLANS:

     Under the terms of the Company's stock option plans for employees, outside directors and consultants, all outstanding options have been granted at prices at least equal to the then current market value on the date of grant. Typically, stock options granted become exercisable in cumulative 20% installments, commencing one year from date of grant with full vesting occurring on the fifth anniversary date, and expire in ten years. Certain stock options granted vest at the end of five years ("5 year cliff vesting") and expire in six to ten years, while certain other stock options granted vest 50% immediately with the remaining 50% vesting ratably over the next twelve months. All stock options are subject to earlier termination in certain events related to termination of employment. Vesting may be accelerated in certain events relating to change of the Company's ownership.

     The following summarizes the changes in the number of Common Shares under option:


                                                      2002                  2001                   2000
                                                      ----                  ----                   ----
Options outstanding at beginning of the year              2,371                 2,673                  2,764
Options granted during the year                             562                   204                     90
Options exercised during the year                          (134)                 (321)                   (45)
Options canceled during the year                           (817)                 (185)                  (136)
                                                 --------------        --------------        ---------------
Options outstanding at end of the year                    1,982                 2,371                  2,673
                                                 ==============        ==============        ===============
Options exercisable at end of the year                    1,156                 1,651                    865

Option price range per share                     $2.50 to $6.38        $2.50 to $10.25       $2.50 to $10.25



     The 1,156 exercisable options at December 31, 2002 are exercisable at an average exercise price of $4.44. The Company's current option plans, which provide for a total of 3,060 options, have 314 options remaining for future grants at December 31, 2002. If the merger, as described in Note 1 is approved by the shareholders of both companies, vesting will be accelerated and all outstanding options will be exercised at closing.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCK BASED PLANS: (CONTINUED)

     The Company has also established compensation plans under which stock rights have been granted to certain key employees to receive Company stock upon exercise. These rights typically become 60% vested on the third anniversary from date of grant and an additional 20% vested for each subsequent year while certain other rights vest ratably over 36 months, subject to earlier termination in certain events related to termination of employment. Vesting may be accelerated in certain events relating to change of the Company's ownership. During 2002 and 2001, the Company awarded 334 and 116 stock rights under the plans, respectively, with a weighted average fair value at the date of grant of $4.79 and $4.25 per share for the years ended December 31, 2002 and 2001, respectively. Compensation expense is calculated as the number of stock rights granted multiplied by the closing stock price on the date of issue. The Company amortizes unearned compensation to expense over the five-year vesting period. Compensation expense related to these awards was $1,148, $586 and $361 for 2002, 2001 and 2000, respectively. At December 31, 2002, 43 total stock rights were reserved for future issuance. If the merger, as described in Note 1 is approved by the shareholders of both companies, vesting will be accelerated and all outstanding stock rights will be exercised at closing.

9. SHAREHOLDER RIGHTS PLAN:

     The Company has a Shareholder Rights Plan which provides that under certain circumstances each Right will entitle the shareholder to purchase one one-hundredth of a share of Series A Participating Preferred Stock at an exercise price of $40. Upon the occurrence of certain other events, including if a "Person" becomes the beneficial owner of more than 20% of the outstanding Common Shares or an "Adverse Person" becomes the beneficial owner of 10% of the outstanding Common Shares, the holder of a Right will have the right to receive, upon exercise, Common Shares of the Company, or Common Stock of the acquirer, having a value equal to two times the exercise price of the Right. The Shareholder Rights Plan is designed to deter abusive market manipulation or unfair takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. The Rights expire on November 2, 2003, unless redeemed prior to that date. The Rights can be redeemed at a price of $.01 per Right. The Shareholder Rights Plan was amended in December 2002 so as not to be triggered by the contemplated merger as described further in Note 1.

10. BENEFIT PLANS:

     The Company sponsors a 401(k) defined contribution plan which covers substantially all of its employees who have satisfied the plan's eligibility requirements. Participants may contribute to the plan by voluntarily reducing their salary up to a maximum of 90% of qualified compensation subject to annual I.R.S. limits. All contributions vest immediately. For each of the last three years, the matching contribution was 100%, up to the first 3% of qualified compensation, and 50% of the next 2% of such compensation. The Company has also made discretionary contributions to the plan. The Company's provisions for matching and discretionary contributions totaled approximately $1,171, $965 and $1,017, for the years ended December 31, 2002, 2001 and 2000, respectively. Voluntary after-tax contributions and certain rollover contributions are also permitted.

     The Company also sponsors a non-qualified deferred compensation plan which permits key employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis until retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company match and investment earnings. All contributions vest immediately. Although the Plan is designed to be unfunded, the Company has funded the deferred compensation liability with investments in marketable securities, primarily stock mutual funds, which are classified as current assets. The Company's provisions for matching and discretionary contributions totaled approximately $54, $72, and $77 for the years ended December 31, 2002, 2001 and 2000, respectively. The deferred compensation liability which equals the related assets recorded by the Company was $513 and $419 as of December 31, 2002 and 2001, respectively.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. BENEFIT PLANS: (CONTINUED)

     The Company recorded severance expense of $870, $130, and $670 for the years ended December 31, 2002, 2001 and 2000, respectively, related to the termination of certain employees. Substantially all severance expense was paid during each respective period.

     The Company does not offer any other post-retirement benefits, accordingly, it is not subject to the provisions of SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

11. SHARE REPURCHASE PROGRAM:

     In February 2000, the Company's Board of Directors authorized a common share repurchase program that enabled the Company to purchase, in the open market and through negotiated transactions, up to an additional 4,250 of its outstanding common shares. The Company completed the program repurchasing 3,289 shares for an aggregate purchase price of $20,065 in February 2001. In April 2001, the Company's Board of Directors authorized another common share repurchase program that enabled the Company to purchase, in the open market and through negotiated transactions, up to an additional 3,400 of its outstanding common shares. The Company repurchased approximately 1,322 shares for an aggregate purchase price of $6,900 under the program that expired in December 2002.

12. EARNINGS PER SHARE:

     Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilution of potential common shares.


                                                                            2002             2001            2000
                                                                          -------          -------         -------
Net income                                                                $ 9,565          $ 9,324         $ 5,939
                                                                          =======          =======         =======

BASIC:
   Common shares outstanding, net of treasury shares, beginning of year    13,464           13,729          16,973
   Weighted average common shares issued during year                           64              170              23
   Weighted average treasury shares repurchased during year                  (545)            (168)         (1,913)
                                                                           ------           ------          ------


Weighted average common shares outstanding, net of
   treasury shares, end of year                                            12,983           13,731          15,083
                                                                           =======          =======         ======

Net income per common share                                               $   .74          $   .68         $   .39
                                                                          =======          =======         =======


DILUTED:
   Common shares outstanding, net of treasury shares, beginning of year    13,464           13,729          16,973
   Weighted average common shares issued during year                           64              170              23
   Weighted average potential common shares                                   894              566             491
   Weighted average treasury shares repurchased during year                  (545)            (168)         (1,913)
                                                                           ------           ------          ------

Weighted average common shares outstanding, net of
   treasury shares, end of year                                            13,877           14,297          15,574
                                                                          =======          =======         =======

Net income per common share                                               $   .69          $   .65         $   .38
                                                                          =======          =======         =======


                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. BUSINESS SEGMENT INFORMATION:

     The Company has two reportable segments: Consumer Products - Floorcare and Consumer Products - Other. The operations of the Consumer Products - Floorcare segment includes the design, assembly or sourcing, marketing and distribution of a full line of plastic and metal vacuum cleaners. The primary brand names associated with this segment include Dirt Devil and Royal. These products are sold primarily to major mass merchant retailers and independent dealers in North America. The operations of the Consumer Products - Other segment represents business conducted by Privacy Technologies, Inc., Medisana, Inc. and Product Launch Partners, Inc., all of which are wholly owned subsidiaries of the Company. Currently, the primary product line within this segment is the TeleZapper, a telephone attachment that helps block unwanted telemarketing calls and removes consumers' phone numbers from telemarketers' computerized dialing lists. These products are sold primarily to major mass merchant retailers and national electronic chains in North America.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.  BUSINESS SEGMENT INFORMATION: (CONTINUED)

     Financial information for the Company's reportable segments consisted of the following:

                                                   Year ended December 31,
                                              2002          2001          2000
                                            --------      --------      --------
Net Sales

         Consumer Products - Floorcare      $353,427      $399,388      $401,515
         Consumer Products - Other            36,299        21,923          --
                                            --------      --------      --------
         Consolidated Total                 $389,726      $421,311      $401,515
                                            ========      ========      ========
Income from Operations

         Consumer Products - Floorcare      $  6,972      $ 15,882      $ 12,680
         Consumer Products - Other             6,378         2,096          --
                                            --------      --------      --------
         Consolidated Total                 $ 13,350      $ 17,978      $ 12,680
                                            ========      ========      ========
Capital Expenditures

         Consumer Products - Floorcare      $  5,006      $  6,011      $  7,298
         Consumer Products - Other                78            74          --
                                            --------      --------      --------
         Total for Reportable Segments         5,084         6,085         7,298
         Corporate                             1,316         7,757         6,076
                                            --------      --------      --------
         Consolidated Total                 $  6,400      $ 13,842      $ 13,374
                                            ========      ========      ========
Depreciation and Amortization

         Consumer Products - Floorcare      $ 11,465      $ 12,079      $ 13,046
         Consumer Products - Other               498           208          --
                                            --------      --------      --------
         Total for Reportable Segments        11,963        12,287        13,046
         Corporate                             4,831         2,992         2,790
                                            --------      --------      --------
         Consolidated Total                 $ 16,794      $ 15,279      $ 15,836
                                            ========      ========      ========
Total Assets

         Consumer Products - Floorcare      $107,117      $114,376      $124,638
         Consumer Products - Other             6,163         6,773          --
                                            --------      --------      --------
         Total for Reportable Segments       113,280       121,149       124,638
         Corporate                            27,889        19,295        13,914
                                            --------      --------      --------
         Consolidated Total                 $141,169      $140,444      $138,552
                                            ========      ========      ========

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.  BUSINESS SEGMENT INFORMATION: (CONTINUED)

     Financial information related to the Company's operations by geographic location consisted of the following:

                                2002          2001          2000
                              --------      --------      --------
Revenues, net:
     United States            $370,895      $401,293      $383,264
     All other Countries        18,831        20,018        18,251
                              --------      --------      --------
                              $389,726      $421,311      $401,515
                              ========      ========      ========
Long lived assets, net:

     United States            $ 24,542      $ 32,527      $ 38,109
     All other Countries         6,445         5,047         3,699
                              --------      --------      --------
                              $ 30,987      $ 37,574      $ 41,808
                              ========      ========      ========

14.  RELATED PARTY NOTE RECEIVABLE:

     On April 2, 2001, the Company and its Chief Executive Officer (Officer) entered into a Promissory Note Agreement in the principal amount of approximately $543. The non-interest bearing note, which is included in the equity section of the Consolidated Balance Sheets, was used by the Officer to fund the exercise of stock options to purchase 167 common shares of the Company. The promissory note is due and payable in full on April 2, 2008 or, if earlier, within twelve months after the Officer's voluntary termination of employment with the Company. The Officer simultaneously entered into a Stock Pledge Agreement with the Company pledging the 167 common shares as security for the Promissory Note. In accordance with the merger agreement that the Company has entered into with Techtronic Industries, the $543 note will be paid in full at closing (see Note 1 for further description of Merger Agreement with Techtronic Industries).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The Board of Directors is divided into two classes, each of whose members serve for a staggered two-year term. The Board is comprised of three Class I Directors and three Class II Directors.


                                                                                                            Director
      Name of Director             Age                         Principal Occupation                           Since
------------------------------    -------    ----------------------------------------------------------     ----------
Jack Kahl Jr.                       62       Chief Executive Officer of Jack Kahl & Assoc., LLC               1995
Michael J. Merriman                 46       Chief Executive Officer and President of the Company             1993
E. Patrick Nalley                   83       Director of Invacare Corporation                                 1981
Joseph B. Richey II                 65       President of Invacare Technologies                               1994
John P. Rochon                      51       Chairman of the Richmont Corporation                             1995
R. Louis Schneeberger               48       Financial Advisor                                                1991

     JACK KAHL JR. has served as a Director of the Company since September 1995. Mr. Kahl was Chief Executive Officer of Manco, Inc., a manufacturer of pressure sensitive tapes, home weatherization products and shipping supplies, from 1971 to 2000. He currently serves as CEO of Jack Kahl & Associates, LLC. Mr. Kahl is also a Director of American Greetings Company and Acorn Products, Inc.

     MICHAEL J. MERRIMAN has served as a Director of the Company since October 1993 and as Chief Executive Officer and President since 1995.

     E. PATRICK NALLEY has served as a Director of the Company since the Company's formation in 1981. In 1992, Mr. Nalley retired from his positions as Executive Vice President of Sales and Assistant to the President of Invacare Corporation, a provider of home health care medical equipment. Mr. Nalley also serves as a Director of Invacare Corporation.

     JOSEPH B. RICHEY II has served as a Director of the Company since July 1994. Since 1992, Mr. Richey has been President - Invacare Technologies and Senior Vice President - Total Quality Management for Invacare Corp. Mr. Richey is also a Director of Invacare Corporation, Steris Corporation and Unique Mobility Inc.

     JOHN P. ROCHON has served as a Director of the Company since September 1995. Mr. Rochon is Chairman of the Richmont Corporation, a merchant bank and family office.

     R. LOUIS SCHNEEBERGER has served as Chairman of the Board since July 1995 and as a Director of the Company since August 1991. Mr. Schneeberger has been involved in several early stage technology companies since March 2000; Viztec, Cardinal Commerce and Complient. Previously he served 13 years as Chief Financial Officer, director, and earlier a partner in Olympic Steel, Inc., a national steel service center. He also serves as a board member for several private companies.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the named executive officers of the Company.


NAME                               AGE         POSITION AND OFFICES WITH THE COMPANY
----                               ---         -------------------------------------
Michael J. Merriman                46          President and Chief Executive Officer
Richard C. Farone                  39          Executive Vice President - Sales, Marketing & Engineering
Richard G. Vasek                   38          Chief Financial Officer, Vice President - Finance and Secretary
David M. Brickner                  36          Vice President - Operations

     The following is a brief account of the business experience during the past five years of each such executive officer:

     Michael J. Merriman was appointed Chief Executive Officer and President in 1995 and Director in October 1993.

     Richard C. Farone has been Executive Vice President - Sales, Marketing & Engineering since December 2000. Since 1987, he has served in several different roles in the Company's marketing and new products areas, most recently as Vice President - Product Development.

     Richard G. Vasek was appointed Chief Financial Officer and Vice President - Finance in September 1998, and Secretary in January 1996. From February 1992 until his appointment as Chief Financial Officer and Vice President - Finance he served as the Company's Corporate Controller.

     David M. Brickner has been Vice President -Operations since 2001. Prior to that, he was Vice President - Manufacturing from December 1998 to 2001. Since 1988, he has served in several different roles in the Company's engineering, purchasing, and sourced products areas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Act of 1934, as amended, requires the Company's officers and directors, and persons who own greater than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership to the Securities and Exchange Commission. Officers, directors and more than 10% shareholders are required by the SEC to furnish to the Company copies of all
Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during 2002 and Form 5 and amendments thereto furnished to the Company with respect to 2002, or a written representation from the reporting person that no Form 5 is required, all filings required to be made by the Company's officers, directors and greater than 10% shareholders were timely made.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

       Each Director who is not an employee of the Company receives a director's fee in the amount of $30,000 per annum for up to five meetings, and reimbursement for out-of-pocket expenses incurred in connection with attending such meetings. An additional $2,000 is paid for attending board meetings, if any, in excess of five meetings in any one year and $2,000 is paid for attendance at any committee meeting held on a day other than a day of a Directors' meeting. Each non-employee Director received options to purchase 20,000 Common Shares upon joining the Board of Directors. In 1995, the non-employee Directors were granted options for an additional 30,000 Common Shares. In October 2001, two Directors were granted 20,000 options to replace expiring options. In April 2002, the non employee Directors were each granted 5,000 stock rights. These rights become 60% vested on the third anniversary from date of grant and an additional 20% vested for each subsequent year. If the merger agreement, as described in Item 1 is approved by the shareholders of both companies, vesting will be accelerated and all outstanding stock options and stock rights will be exercised at closing.

EXECUTIVE OFFICER'S COMPENSATION


       Shown below is information concerning the annual and long-term compensation for services to the Company and its subsidiaries for the years ended December 31, 2002, 2001, and 2000, of those persons (the "Named Executive Officers") who served during 2002 as the Company's Chief Executive Officer and the other three executive officers of the Company:

                                                                                  Long-Term Compensation
                                                  Annual Compensation                      Awards
                                           ----------------------------------    -----------------------------
                                                                 Other Annual      Securities      Long-Term        All Other
                                            Salary     Bonus     Compensation      Underlying    Incentive Plan   Compensation
Name & Principal Position           Year     ($)        ($)        ($) (1)       Options/SAR (#)  Payouts ($)        ($) (2)
-------------------------           ----     ---        ---        -------       ---------------  -------------      -------
Michael J. Merriman                 2002    400,000    406,539        0                 305,000             0            33,714
   Chief Executive Officer,         2001    400,000    435,339        0                       0             0            16,917
   President and Director           2000    400,000          0        0                 120,000             0            33,230

Richard Farone                      2002    200,000    163,482        0                 100,000             0            15,120
   Executive Vice President -       2001    195,834    170,503        0                   5,000             0             9,043
   Sales, Marketing & Engineering   2000    145,000          0        0                  50,000             0            10,873

Richard G. Vasek                    2002    185,000    151,221        0                 100,000             0            13,587
   Chief Financial Officer          2001    185,000    147,177        0                       0             0             7,764
   Vice President - Finance         2000    175,000          0        0                  25,000             0            12,327

David M. Brickner                   2002    160,000    130,786        0                 100,000             0            12,650
   Vice President - Manufacturies   2001    135,000    143,751        0                  10,000             0             5,551
                                    2000    128,500          0        0                  15,000             0             5,240

-------------

(1) Perquisites provided to each of the Named Executive Officers, if any, do not exceed the disclosure thresholds established under the Securities and Exchange Commission rules and are not included in this total.

(2) The amounts show in this column represents payments made to the Company's Defined Contribution Plans ("DCP") by the Company.

OPTION / SAR GRANTS IN 2002

       Shown below is information on grants of options or stock rights pursuant to the Company's compensation plans made in the year ended December 31, 2002, to the Named Executive Officers which are listed in the Summary Compensation Table.

                                                Individual Grants                           Potential Realizable Value
                                                                                             at Assumed Annual Rates
                       Number of Securities        % of Total                              of Stock Price Appreciation
                     Underlying Options / SAR     Options / SAR      Exercise                   For Option Term (2)
                            Granted            Granted to Employees    Price   Expiration  ---------------------------
Name                        (#) (1)              in Fiscal Year       ($/Sh)     Date         5% ($)        10% ($)
-------------------    -------------------     -------------------   --------  ----------   ------------   ----------
Michael J. Merriman              175,000            19.5%              $ 5.35    3/1/12          588,803     1,496,141
                                 130,000            14.5%              $    -    2/11/12         984,667     1,567,917

Richard C. Farone                 75,000             8.4%              $ 5.35    3/1/12          252,344       639,489
                                  25,000             2.8%              $    -    2/11/12         189,359       301,523

Richard G. Vasek                  50,000             5.6%              $ 5.35    3/1/12          168,229       426,326
                                  50,000             5.6%              $    -    2/11/12         378,718       603,045

David M. Brickner                 50,000             5.6%              $ 5.35    3/1/12          168,229       426,326
                                  50,000             5.6%              $    -    2/11/12         378,718       603,045

(1) The March options vest 20% on each anniversary of the grant date with full vesting occurring on the fifth anniversary date, except for Mr. Merriman's which vested 50% immediately with the remaining 50% vesting ratably over twelve months, assuming the executive officer remains employed by the Company. The February stock rights become 60% vested on the third anniversary from the date of grant and 80% vested on the fourth anniversary with full vesting occurring on the fifth anniversary date, except for Mr. Merriman's which vest ratably over 36 months, assuming the executive officer remains employed by the Company. The Options and Rights expire in ten years from the date of grant, subject to earlier termination in certain events related to termination of employment. The Plans provide that in the event of a "change in control" of the Company, the Compensation Committee can cause all outstanding stock rights to be immediately exercisable and may accelerate the termination date of all such options. A "change in control" generally means the occurrence of (I) the acquisition by a person of 20% or more of the Company's Common Shares, (ii) the first purchase of shares pursuant to an exchange or tender offer, or (iii) shareholder approval of a merger in which the Company is not the surviving corporation or pursuant to which the Company's shares are converted into cash. See also "Change-in-Control Arrangements" herein.

(2) The dollar amounts set forth in these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price. Using these rates, the total of potential realizable values for the named officers represents less than 6% of the gain that would be realized by all shareholders of the Company. Based on the number of shares outstanding and the market price on the February and March grant dates, the aggregate gain realized by the Company's shareholders assuming a 5% annual rate of stock appreciation for the option term would be in excess of $39 million and $45 million, respectively; a 10% annual rate of stock appreciation would result in a gain in excess of $100 million and $115 million, respectively.

AGGREGATED OPTION / SAR EXERCISES IN 2002 AND YEAR-END OPTION / SAR VALUES

       Shown below is information with respect to the unexercised stock options and stock rights to receive the Company's Common Shares under the plans held by the Named Executive Officers at December 31, 2002.

                                                            Number of Securities              Value of Unexercised
                                                           Underlying Unexercised                  in-the-Money
                                                         Options / SAR at FY-End (#)     Options / SAR at FY-End (#)(1)
                         Shares Acquired     Value       ---------------------------     -----------------------------
Name                     on Exercise (#)   Realized ($)  Exercisable     Unexercisable   Exercisable     Unexercisable
---------------------    --------------    ----------    ------------    ------------    ------------    ------------
Michael J. Merriman                  -             -         309,270         315,730       $ 889,147     $ 1,818,353
Richard C. Farone                    -             -          95,707         206,333         270,722         818,459
Richard G. Vasek                     -             -         107,300         178,000         314,884         763,060
David M. Brickner                    -             -          55,000         135,000         151,725         668,950

---------------------

(1) Calculated on the basis of the fair market value of the underlying securities at December 31, 2002, minus the exercise price.

CHANGE-IN-CONTROL AND OTHER EMPLOYMENT ARRANGEMENTS

         Michael J. Merriman, President and Chief Executive Officer, and the Company entered into a new Employment Agreement effective as of March 14, 2002. Under the Agreement, Mr. Merriman is entitled to a base salary of $400,000 per year, and participates in the Company's annual management incentive plan ("MIP"). The term of the agreement is for one year, with automatic renewals unless one party gives notice of its intent not to renew the agreement. In the event of Mr. Merriman's termination without cause, termination due to death or disability, termination for "good reason" (as defined in the agreement), or if the Company gives notice of its intention not to renew the agreement (collectively, a "Triggering Termination"), Mr. Merriman is entitled to severance payments equal to: (a) three times the sum of his then current annual base salary and the average annual bonus based on the prior three years (paid in six semi-annual installments); (b) a prorated portion of his MIP award for the year in which the termination occurs, if applicable; (c) a lump sum severance payment determined annually by the Board (initially $1.5 million) , (d) forgiveness of all amounts due from Mr. Merriman on his April 2001 $542,750 note payable to the Company, and (e) continuation of his insurance and other employee benefits for 36 months. If any of these payments or any other payments made by the Company would precipitate an excise tax as a "parachute payment" under Internal Revenue Code, Mr. Merriman shall be entitled to receive an amount equal to the amount of those excise taxes plus a tax "gross-up" payment. If a Triggering Termination occurs following a change-in-control (as defined in the Agreement), Mr. Merriman's severance payments will be paid in a lump sum. The Agreement also contains a covenant by Mr. Merriman not to compete with the Company for up to 36 months following the termination of his employment. In the event of a Triggering Termination, any and all unvested stock options and phantom stock rights held by Mr. Merriman will fully vest.

       In connection with the execution of the Merger Agreement with Techtronic Industries discussed in Item 1 and assuming the Merger is consummated, Mr. Merriman's employment agreement has been amended whereby Mr. Merriman has agreed to repay all amounts due on his $542,750 note payable to the Company and forego the other benefits provided in clauses (a) through (e) above in exchange for a lump-sum payment of $742,000. Moreover, in the event Mr. Merriman is terminated without "cause", as defined in his new employment agreement, after the Merger, or terminates his employment for "good reason", as defined in his new employment agreement, his severance shall be one-half the sum of his then-current base salary and the average of his annual bonus for the prior three years. Under Mr. Merriman's amended employment agreement, he is entitled to receive a stock option for 2,000,000 shares of Techtronic in May 2003, following release of Techtronic's earnings for fiscal 2002.

       The Company has entered into Severance Agreements with the other three Named Executive Officers that are designed to retain the executives and provide for continuity of management in the event of any actual or threatened change in the control of the Company. Each agreement only becomes operative upon a "Change in Control" as defined in the Agreements. After a Change in Control, if, during the three-year period commencing with the Change in Control, the executive's employment is terminated for reasons other than "cause" (as defined in the Agreement), death or disability, or the executive terminates his employment for "good reason" (as defined in the Agreement), under their respective agreements, the executive shall be entitled to receive a severance amount equal to three times of his then base salary. The Company may make an additional payment to reimburse such individuals for excise tax payments, if any, triggered by the foregoing severance payments. All options and stock rights held by the executives with respect to the Company's common stock will become immediately exercisable upon the date of termination of employment and remain exercisable for a period of up to three years.

       In connection with the execution of the Merger Agreement, Messrs. Farone, Vasek and Brickner agreed to amend their severance agreements. In exchange for lump sum payments of $311,000, $289,000 and $251,000, respectively, Messrs. Farone, Vasek and Brickner each agreed to new one-year employment contracts that provide for severance payments in the event of their termination of employment for reasons other than "cause" or for "good reason", as defined in their new agreements. The severance payments equal one-half the sum of the then current salary of the executive plus the average of the annual bonus for the prior three years. Under their employment agreements, Messrs. Farone, Vasek and Brickner each are entitled to receive stock options for 1,000,000 shares of Techtronic in May 2003, following realease of Techtronic's earnings for fiscal 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following table sets forth each person or entity who, pursuant to SEC rules, had beneficial ownership of 5% or more of the Common Shares of the Company on January 31, 2003, based upon information furnished to the Company:

       NAME AND ADDRESS                                       SHARES AND NATURE OF       PERCENTAGE OF TOTAL
       OF BENEFICIAL OWNERS                                   BENEFICIAL OWNERSHIP              SHARES
       --------------------                                   --------------------              ------
       Richmont Capital Partners I, L.P.........................   2,969,900                     23.1%
       2400 Dallas Parkway, Suite 230; Plano, Texas  75093

       John P. Rochon...........................................   2,991,400 (1)                 23.2%
       2400 Dallas Parkway, Suite 230; Plano, Texas  75093

       E. Patrick Nalley  ......................................   1,070,000 (2)                 8.3%
       7005 Cochran Road; Glenwillow, Ohio 44139

       Dimensional Fund Advisors ...............................     925,900 (3)                 7.2%
       1299 Ocean Avenue; Santa Monica, CA  90401

       Kestrel Investment Management Corporation ...............     709,000 (4)                 5.5%
       411 Borel Avenue; San Mateo, CA  94402

(1) Mr. Rochon is a general partner of Richmont Capital Partners I, L.P. Amount includes 2,969,900 shares owned by Richmont Capital Partners I L.P., 1,500 shares individually owned by Mr. Rochon, and 20,000 shares which can be acquired by the exercise of stock options.

(2) Amount includes 50,000 which can be acquired by the exercise of stock options.

(3) Based on Schedule 13(G) dated February 3, 2003, filed with the Securities and Exchange Commission.

(4) Based on Schedule 13(G) dated February 13, 2003, filed with the Securities and Exchange Commission.

SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth the amount of the Company's Common Shares beneficially owned by the Company's Directors, each of the named officers, and all the Directors and Executive Officers as a group as of January 31, 2003.

                                                                                                      PERCENT OF
       NAME                                                                          SHARES             TOTAL
       ----                                                                          -------          ----------
       Jack Kahl Jr. ..........................................................     140,000  (1)          1.1%
       Michael J. Merriman ....................................................     675,982  (1)          5.1%
       E. Patrick Nalley ......................................................   1,070,000  (1)(2)       8.3%
       Joseph B. Richey II ....................................................     250,000  (1)          1.9%
       John P. Rochon .........................................................   2,991,400  (1)(3)      23.2%
       R. Louis Schneeberger...................................................      98,000  (1)          *
       Richard C. Farone ......................................................     142,391  (1)          1.1
       Richard G. Vasek .......................................................     151,855  (1)          1.2
       David M. Brickner.......................................................      81,762  (1)          *
       Directors and Executive Officers as a group (9 persons).................   5,601,390  (4)         40.4 (4)



*    Less than 1%

(1) Includes shares which can be acquired by the exercise of stock options on or prior to sixty days following January 31, 2003 as follows: Mr. Kahl - 20,000; Mr. Merriman - 453,982; Mr. Nalley - 50,000; Mr. Richey - 50,000;
     Mr. Rochon - 20,000; Mr. Schneeberger - 50,000; Mr. Farone - 139,707; Mr. Vasek - 146,300; Mr. Brickner - 76,000.

(2)  Includes 1,000,000 shares held of record by Mr. Nalley as Trustee.

(3) Includes 2,969,900 shares beneficially owned by Richmont Capital Partners I, L.P. of which Mr. Rochon is a General Partner.

(4) Includes 1,005,989 shares exercisable within sixty days following January 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None

ITEM 14. CONTROL AND PROCEDURES

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------

                                                                                                                PAGE
                                                                                                                ----
     (a) (1)    Financial Statements

                Report of Independent Accountants                                                                18

                Consolidated Balance Sheets at December 31, 2002 and 2001                                        19

                Consolidated Statements of Operations - Years Ended
                    December 31, 2002, 2001 and 2000                                                             20

                Consolidated Statements of Shareholders' Equity - Years Ended
                    December 31, 2002, 2001 and 2000                                                             21

                Consolidated Statements of Cash Flows - Years Ended
                    December 31, 2002, 2001 and 2000                                                             22

                Notes to Consolidated Financial Statements                                                  23 - 38

         (2)    Financial Statement Schedules

                The following consolidated financial statement schedule of Royal
                Appliance Mfg. Co. and Subsidiaries is included in Item 14(d):

                   Report of Independent Accountants on Financial Statement Schedule                             53

                   Schedule II    - Valuation and Qualifying Accounts                                            54

                All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
                Commission are not required under the related instructions, are inapplicable, or the information has been included in the Notes to Consolidated Financial Statements

         (3)    Exhibits

               The exhibits filed herewith are set forth on the Index to
               Exhibits filed as part of this report.                                                      55 - 57

     (b)        Reports on Form 8-K

                The following report on Form 8-K was filed during the quarter ended                              --
                December 31, 2002:

                On December 17, 2002, the Company filed a current report on Form
                8-K which announced that it had entered into a definitive agreement and plan of merger, dated December 16, 2002 to be acquired by Techtronic Industries, for $7.37 per share in cash.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26st day of March, 2003.

                  ROYAL APPLIANCE MFG. CO.
                              Registrant

                  By       /s/ Michael J. Merriman
                         -----------------------------------------------------
                                                 Michael J. Merriman
                                        Chief Executive Officer and President

                  Date       March 26, 2003
                         -----------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 26st day of March 2003.

Signature                                    Title
---------                                    -----

  /s/ Michael J. Merriman                    Chief Executive Officer, President
--------------------------------------       and Director (Principal
Michael J. Merriman                          Executive Officer)

  /s/ Richard G. Vasek                       Chief Financial Officer and
--------------------------------------       Secretary (Principal Financial
Richard G. Vasek                             and Accounting Officer)

  /s/ R. Louis Schneeberger *                Chairman of the Board
--------------------------------------
R. Louis Schneeberger

  /s/ Jack Kahl Jr.*                         Director
--------------------------------------
Jack Kahl Jr.

  /s/ E. Patrick Nalley *                    Director
--------------------------------------
E. Patrick Nalley

  /s/ J.B. Richey *                          Director
--------------------------------------
J.B. Richey

  /s/ John P. Rochon *                       Director
--------------------------------------
John P. Rochon

* The undersigned, by signing his name hereto, does hereby sign this Form 10-K on behalf of Royal Appliance Mfg. Co., and the above named directors and officers of Royal Appliance Mfg. Co., pursuant to a Power of Attorney executed on behalf of Royal Appliance Mfg. Co. and each of such directors and officers and which has been filed with the Securities and Exchange Commission.



                  /s/ Michael J. Merriman
                -------------------------------------------------------
                Michael J. Merriman, Chief Executive Officer, President and Director, and Attorney-in-Fact

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, Michael J. Merriman, the Chief Executive Officer and President of Royal Appliance Mfg. Co. (the "Company"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Company (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael J. Merriman

Michael J. Merriman,
Royal Appliance Mfg. Co.
Chief Executive Officer and President

March 26, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, Richard G. Vasek, Chief Financial Officer of Royal Appliance Mfg. Co. (the "Company") certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Company (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






/s/ Richard G. Vasek

Richard G. Vasek
Royal Appliance Mfg. Co.
Chief Financial Officer

March 26, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Michael J. Merriman, the Chief Executive Officer and President of Royal Appliance Mfg. Co. (the "Company"), certify that:

     (1)  I have reviewed this annual report on Form 10-K of the Company;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael J. Merriman
-----------------------

Michael J. Merriman,
Royal Appliance Mfg. Co.
Chief Executive Officer and President

March 26, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                     PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Richard G. Vasek, the Chief Financial Officer of Royal Appliance Mfg. Co. (the "Company"), certify that:

     (1)  I have reviewed this annual report on Form 10-K of the Company;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard G. Vasek
--------------------

Richard G. Vasek,
Royal Appliance Mfg. Co.
Chief Financial Officer

March 26, 2003

         REPORT OF INDEPENDENT ACCOUNTANTS ON
                   FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Royal Appliance Mfg. Co.


         Our audits of the consolidated financial statements referred to in our report dated February 12, 2003, appearing on page 18 of the Form 10-K also included an audit of the financial statement schedule listed as Schedule II of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
February 12, 2003

                   ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                For Years Ended December 31, 2002, 2001 and 2001
                             (Dollars in thousands)

                                                               Additions (Reductions)
                                           Balance at                Charged to                                 Balance at
                                       Beginning of Year         Expenses and Costs          Deductions        End of Year
                                       -----------------         ------------------          ----------        -----------

Allowance for Doubtful Accounts:
--------------------------------

Year Ended
     December 31, 2000                       $   900                  $    321                 $  (79)(A)       $ 1,300

Year Ended
     December 31, 2001                       $ 1,300                  $  2,118                 $  418 (A)       $ 3,000

Year Ended
     December 31, 2002                       $ 3,000                  $ (1,250)(D)             $  250 (A)       $ 1,500

Inventory Reserve:
------------------

Year Ended
     December 31, 2000                       $ 2,328                  $  2,707 (B)             $3,190 (C)       $ 1,845

Year Ended
     December 31, 2001                       $ 1,845                  $    650 (B)             $1,308 (C)       $ 1,187

Year Ended
     December 31, 2002                       $ 1,187                  $  1,416 (B)             $1,152 (C)       $ 1,451

Note:
----

(A) Uncollectible accounts charged off, less recoveries.

(B) Reserve for product model changes.

(C) Disposal of obsolete inventory.

(D) Reduction of allowance for doubtful accounts, primarily associated with the Kmart pre-bankruptcy balance

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


    4(a)      Credit Agreement dated as of April 1, 2002, by and among the Registrant and various banks including National City Bank as administrative agent, filed as Exhibit 4(a) to the Quarterly
              Report on Form 10-Q for the Quarter ended March 31, 2002, incorporated herein by reference.

    4(b)      Receivables Purchase Agreement dated as of January 23, 2001, among Royal Appliance Receivables,
              Inc., as Seller, the Registrant, Market Street Funding Corporation and PNC Bank, National
              Association, filed as Exhibit 4(b) to the Annual Report on Form 10-K for the year ended December
              31, 2000, incorporated herein by reference.

    4(c)      Amendment No. 1 to Receivables Purchase Agreement dated August 24, 2001, filed as Exhibit 4(c) to the Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

    4(d)      Amended and Restated Receivables Purchase Agreement among Royal Appliance Receivables, Inc. as
              Seller, Royal Appliance Mfg. Co. as Servicer and Fifth Third Bank as Issuer and as Administrator
              dated January 16, 2003.

              The Registrant agrees to furnish copies of certain of its other long-term debt to he Commission upon request.

    4(e)      Shareholder Rights Agreement dated as of October 21, 1993, filed as an Exhibit to Registrant's
              Form 8-K filed with the Commission on November 1, 1993, and incorporated herein by reference.

    4(f)      Amendment No 1 to Shareholder Rights Agreement, dated as of December 16, 2002, between Royal and
              National City Bank, filed as Exhibit 4.1 to Form 8-K dated December 17, 2002, incorporated herein by reference.

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

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                Index to Exhibits
                                  for Form 10-K

    Exhibit      Description
    -------      -----------
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

     10(g)       Separation Agreement between the Registrant and Mr. Moone dated March 6, 2002, filed as Exhibit
                 10(g) to the Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

     10(h)       Form of Amendment to Severance and Employment Agreement between the registrant and Mssrs. Farone,
                 Vasek and Brickner filed as Exhibit 10(h) to the Annual Report on Form 10-K for the year ended
                 December 31, 2000, incorporated herein by reference.

     10(i)       Employment Agreement dated March 14, 2002, between the Registrant and Mr. Merriman, filed as
                 Exhibit 10(i) to the Annual Report on Form 10K for the year ended December 31, 2001, incorporated herein by reference.

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

     10(q)       Royal Appliance Phantom Stock Plan dated February 11, 2002, filed as Exhibit 10(q) to the
                 Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002, incorporated herein by reference.

     10(r)      Royal Appliance Phantom Stock Plan for Directors dated April 25, 2002, filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002, incorporated herein by reference.

                    ROYAL APPLIANCE MFG. CO. AND SUBSIDIARIES

                                Index to Exhibits
                                  for Form 10-K

    Exhibit      Description
    -------      -----------

     10(s)       Agreement and Plan of Merger, dated as of December 16, 2002, among Royal, Techtronics Industries
                 Co., Inc., RAMC Holdings, Inc. and TIC Acquisition Corp., filed as Exhibit 2.1 to Form 8-K dated
                 December 17, 2002, incorporated herein by reference.

     10(t)       Amended and Restated Employment Agreement, dated December 16, 2002, between Michael J. Merriman and Royal, filed as Exhibit 10.1 to Form 8-K dated December 17, 2002, incorporated herein by reference.

     10(u)       Form of Employment Agreement, dated December 16, 2002, between Royal and Messrs. Richard Farone,
                 David Brickner and Richard Vasek, respectively, filed as Exhibit 10.2 to Form 8-K dated December
                 17, 2002, incorporated herein by reference.

     10(v)       Form of Amendment No. 1 to Amended and Restated Severance and Employment Agreement, filed as
                 Exhibit 10.3 to Form 8-K dated December 17, 2002, incorporated herein by reference.

     10(w)       Amendment No. 1 to Change in Control Severance Compensation Plan, filed as Exhibit 10.4 to Form
                 8-K dated December 17, 2002, incorporated herein by reference.

      21         Subsidiaries of Registrant

      23         Consent of PricewaterhouseCoopers LLP regarding S-8 Registration.

      24         Powers of Attorney of the Registrant, Directors and Principal Financial Officer of the Registrant.

    99.1         Form 11-K Annual Report for Royal Appliance 401(k) Retirement Savings Plan.

    99.2         Consent of independent accountants
